Form 10QSB
period 2001-06-30
BEECH CORP
filed 2001-09-26
CIK 1126561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 For the transition period from                 to
                                             ----------------    --------------

Commission File Number: 000-31801

                                   Beech Corp.
                                   -----------
                 (Name of Small Business Issuer in its charter)

Nevada                                                               33-0930198
------                                                               ----------
(State or other jurisdiction of              (I.R.S. Employer incorporation No.)
or organization)

23 Corporate Plaza, Suite 180, Newport Beach, California                  92663
--------------------------------------------------------              ---------
(Address of principal executive offices)                              (Zip Code)


                    Issuer's telephone number: (949) 720-7320



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 20, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------




                                   BEECH CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET



                                                                   June 30,            December 31,
                                                                     2001                  2000
                                                              -------------------    ------------------
                                                                 (Unaudited)
     ASSETS
                                                               $               -      $              -
                                                              ===================    ==================
     LIABLILITIES AND STOCKHOLDERS' EQUITY

          Liabilities                                          $               -      $              -
                                                              -------------------    ------------------

     STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value;
        10,000,000 shares authorized,
         No shares issued and outstanding                                      -                     -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding                           5,000                 5,000
     Additional paid-in capital                                            1,925                   500
     Deficit accumulated during
        the development stage                                             (6,925)               (5,500)
                                                              -------------------    ------------------

        Total stockholder's equity                                             -                     -

                                                              -------------------    ------------------

            Total liabilities and stockholders' equity         $               -      $              -

                                                              ===================    ==================








   The accompanying notes are an integral part of these financial statements.

                                   BEECH CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS





                                                                                                  September 8,
                                                      Six Months Ended       Three Months       2000 (Inception)
                                                                                 Ended                 to
                                                        June 30, 2001        June 30, 2001        June 30, 2001
                                                      ------------------   ------------------   ------------------
                                                         (Unaudited)          (Unaudited)          (Unaudited)

     Revenue                                           $              -     $              -     $              -

     General and administrative expenses                          1,425                  925                6,925
                                                      ------------------   ------------------   ------------------


     Loss from operations before provision
      for income taxes                                           (1,425)                (925)              (6,925)

     Provision for income taxes                                       -                    -                    -
                                                      ------------------   ------------------   ------------------

     Net loss                                          $         (1,425)    $           (925)    $         (6,925)
                                                      ==================   ==================   ==================

     Net loss per share - basic and diluted            $              -     $              -     $              -
                                                      ==================   ==================   ==================

     Weighted average number of common
      shares outstanding                                      5,000,000            5,000,000            5,000,000
                                                      ==================   ==================   ==================










     The accompanying notes are an integral part of these financial statements.

                                   BEECH CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                                                    September 8, 2000
                                                             Six Months Ended        (Inception) to
                                                              June 30, 2001           June 30, 2001
                                                           ---------------------   --------------------
                                                               (Unaudited)             (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                          $            (1,425)    $          (6,925)
          Stock issued for services                                           -                 5,000
          Expenses paid by shareholder                                    1,425                 1,925
                                                           ---------------------   -------------------

     NET CASH USED IN OPERATING ACTIVITIES                                    -                     -

     CASH AND CASH EQUIVALENTS - beginning of period                          -                     -
                                                           ---------------------   -------------------


     CASH AND CASH EQUIVALENTS - June 30, 2001              $                 -     $               -
                                                           =====================   ===================



     SUPPLEMENTAL INFORMATION:
         During the period September 8, 2000 (inception) to June 30, 2001, the Company paid no cash for interest or income taxes.












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

                    Interim Financial Information
                    -----------------------------
                    The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

                                   BEECH CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                 SEPTEMBER 8, 2000 (INCEPTION) TO JUNE 30, 2001



                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                      Additional     During the
                                                               Common Stock             Paid-in      Development
                                                          Shares          Amount        Capital         Stage           Total
                                                      --------------  -------------- ------------- ----------------  -----------
Balance, September 8, 2000                                             $          -   $         -   $            -    $       -
                                                                  -

Issuance of shares for services - September 9, 2000       5,000,000           5,000
                                                                                                -                -        5,000

Expenses paid by shareholder                                                                  500
                                                                  -               -                              -          500

Net loss
                                                                  -               -             -           (5,500       (5,500)
                                                      --------------  -------------- ------------- ----------------  -----------

Balance, December 31, 2000                                5,000,000
                                                                              5,000           500           (5,500            -

Expenses paid by shareholder (unaudited)                                                    1,425
                                                                  -               -                              -        1,425

Net Loss (unaudited)
                                                                  -               -             -           (1,425)       (1,42)
                                                      --------------  -------------- ------------- ----------------  -----------

Balance, June 30, 2001 (unaduited)                        5,000,000    $      5,000   $     1,925   $       (6,925)   $       -
                                                      ==============  ============== ============= ================  ===========












   The accompanying notes are an integral part of these financial statements.

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

Our Business. We were incorporated on September 8, 2000, as a development stage or shell corporation that seeks to identify and complete a merger with, or acquisition of the assets of, a private entity whose business presents an opportunity for our shareholder. We will review and evaluate business ventures for possible mergers or asset acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction. Further, our objectives, discussed herein, are extremely general and are not intended to restrict our discretion. However, because of the background and experience of our sole shareholder and president, Mark Ellis, we have elected to enter the telecommunications industry, and specifically concentrate on Voice over Internet Protocol (VoIP) technology. We also contemplate providing an array of new VoIP services, including 1+ dialing, 800 services, and calling card services. Future services may include unified communications, Internet offload, voice-activated email and IP fax.

VoIP is a new cost-effective way for voice, data and video to travel. VoIP is based on the Internet Protocol (IP). IP is the foundation on which the Internet is built. IP specifies how various different computers, either local or remote, can communicate. File transfer (FTP) is built on top of IP and email is built on top of file transfer. The Web is built on top of IP. Remote computer access (telnet) is built on top of IP. IP is "packet-based" which means that the basic unit of exchange in the protocol is a packet. This property defines many of the characteristics of IP.

The packet "payload" can be literally anything: email, data, video or audio. One application, which is gaining substantial popularity, is Voice over IP, which puts a conventional telephone conversation into the IP packet payload. We believe that data and video applications will be the next popular applications to come.

Direct vs. Packet Connections. The alternative to direct communications is packet-based communications. If direct connections are like plumbing from a single sink to a single tank with liquid data flowing in only one direction at a time, then packet communications are like a pair of pipes through which packets of data flow like marbles. The marbles are coded so more than one process can send or receive marbles through the same pipe without confusion. The marbles jumble together through the pipe, allowing more than one data stream at a time to flow, so long as the sorter faithfully separates the "marbles" (that is, packets of information) at the other end.

A VoIP Call. A VoIP call has the same basic steps, but these steps take place over a computer network instead of over a private telephone company's special-purpose phone network.

o A TCP/IP connection is made between you and the person you want to call. Note that this assumes that both of you have computers which are turned on and connected to the same IP network.

o As the caller, you run software which will accept audio input, digitize that audio input and then use some IP-based protocol to send that audio input to the callee. The callee must fire up compatible software on her end, so that the audio data is received and then played on her computer's speakers.

o When either of you is ready to stop, one of you tells your software to send a "call terminate" message to the other. The TCP/IP connection is closed.

The market that is available for this new technology is huge and includes every household and small to medium sized business in the US that use telephones for local and long distance calls and/or have a need to transmit data internally or externally. Currently VoIP represents only 2% of the marketplace, but industry sources anticipate that by 2004, VoIP services will reach $30 Billion annually.

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

Competition. We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. We cannot assure you we will be successful in obtaining suitable business opportunities. In entering the telecommunications field, we will be competing with established telecommunications companies. However, regulatory changes which provide for equal access (specifically, the Telecommunications Act of 1996) allow new licensed carriers to enter the telecommunications market. This gives the carrier access to the ILEC (the family of local incumbent Bell customers) and the carrier then becomes a long distance choice for consumers, competing with AT&T, Sprint, etc. However, a substantial barrier to entry is that to build a traditional telecommunications company infrastructure would cost billions of dollars and take many years.

For current traditional carriers to convert to a packet-based network from their current circuit switch network would make their equipment, real estate, and infrastructure obsolete. Therefore, their cost to convert networks would be huge and the time involved would at least be two or three-fold what a new carrier would need to implement this new technology.

Employees. We are a development stage company and currently have no employees. Our sole executive officers, will devote only such time to our affairs as he deems appropriate, which is estimated to be approximately five (5) hours per month. We expect to use consultants, attorneys, and accountants, as necessary, and do not anticipate a need to engage any full-time employees so long as we are identifying and evaluating businesses. The need for employees and their availability will be considered in connection with a decision whether or not to acquire or participate in a specific business venture.

Results of Operations. We have not yet realized any revenue from operations, nor do we expect to in the foreseeable future.

Liquidity and Capital Resources. We have cash of $0.00 as of June 30, 2001. Mark Ellis is our sole officer and director and we anticipate that Mr. Ellis will continue to pay our expenses.

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

Should existing management or our shareholder Mr. Ellis, refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. We cannot assure you that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

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

Plan of Operation for the Next Twelve Months. Our plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Our main purpose and goal is to locate and consummate a merger or acquisition with a private entity already operating in the VoIP market.

We will review and evaluate business opportunities for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find favorable opportunities. We cannot assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholder. We will select any potential business opportunity based on our management's business judgment.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

On or about August 11, 2001, all of the issued and outstanding shares of our common stock were purchased from our sole shareholder, Scott Watrous, who was also our sole officer and director, by Mark Ellis, our new sole officer and director, in a transaction not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

We did not file any reports on Form 8-K during the period covered by this quarterly report.


Exhibits:

3.1         Articles of Incorporation              (Charter document)*
3.2         Bylaws                                 (Charter document)*


    *Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 20, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on September 20, 2001.

                            Beech Corp.
                            a Nevada corporation


                            By:      /s/ Mark Ellis
                                     -----------------------------------------
                                     Mark Ellis
                            Its:     President, Secretary, Treasurer, Director