Form 10QSB
period 2001-09-30
UNIVERSAL BROADBAND COMMUNICATIONS INC
filed 2002-02-28
CIK 1126561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                   ---------------   ---------------

Commission File Number: 000-31801

                    Universal Broadband Communications, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                33-0930198
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

18200 Von Karman Avenue, 10th Floor, Irvine, California                    92612
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (949) 474-1500



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 8, 2002, there were 6,711,930 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

November 12, 20001

Merdinger, Fruchter, Rosen & Corso, P.C.
888 Seventh Avenue
New York, New York  10106

In connection with your review of the financial statements of Beech Corp. as of September 30, 2001 and for the nine months then ended for the purpose of expressing limited assurance that there are no material modifications that should be made to the statements in order for them to be in conformity with accounting principles generally accepted in the United States of America, we confirm, to the best of our knowledge and belief, the following representations made to you during your review.

1. The financial statements referred to above present the financial position and results of operations and cash flows of Beech Corp. in conformity with generally accepted accounting principles. In that connection, we specifically confirm that -

     a.   The  Company's  accounting  principles,  and the practices and methods
          followed  in  applying   them,  are  as  disclosed  in  the  financial
          statements.

     b. There have been no changes during the nine months ended September 30, 2001 in the Company's accounting principles and practices.

     c. We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

     d. There are no material transactions that have not been properly reflected in the financial statements.

     e. There are no violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency, and there are no other material liabilities or gain or loss contingencies that are required to be accrued or disclosed.

     f. The Company has satisfactory title of all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged, except as disclosed in the financial statements.

     g. There are no related party transactions or related amounts receivable or payable that have not been properly disclosed in the financial statements.

Merdinger,  Fruchter, Rosen & Corso, P.C.
November 12, 2001
Page Two

     h. There are no unasserted claims or assessments that our lawyer has advised us are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5.

     i. There are no guarantees, whether written or oral, under which the company is contingently liable that have not been properly disclosed in the financial statements.

     j. We have identified all accounting estimates that could be material to the financial statements, including the key factors and significant assumptions underlying those estimates, and we believe the estimates are reasonable in the circumstances.

     k. There are no such estimates that may be subject to material change in the near-term that have not been properly disclosed in the financial statements. We understand that the near-term means the period within
                                               ---------
          one year of the date of the financial statements. In addition, we have no knowledge of concentrations existing at the date of the financial statements that make the company vulnerable to the risk of a near-term severe impact that have not been properly disclosed in the financial statements.

2. We have advised you of all actions taken at meetings of stockholders, board of directors, and committees of the board of directors (or other similar bodies, as applicable) that may affect the financial statements.

3. There are no option, warrant or other equity transactions with employees or others that have not been properly recorded or disclosed in the financial statements according to APR 25 and SFAS

4. We have responded fully to all inquiries made to us by you during your review.



Universal Broadband Communications, Inc.

                                   BEECH CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                   September 30,    December 31,
                                                       2001             2000
                                                   ------------     ------------
                                                    (Unaudited)

ASSETS                                             $         -      $         -
                                                   ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities                                $         -      $         -
                                                   ------------     ------------

STOCKHOLDERS'  EQUITY
Preferred stock, $0.01 par value;
  10,000,000 shares authorized,
  No shares issued and outstanding                           -                -
Common Stock, $0.001 par value;
  50,000,000 shares authorized,
  5,000,000 shares issued and outstanding                5,000            5,000
Additional paid-in capital                               2,225              500
Deficit accumulated during
  the development stage                                 (7,225)          (5,500)
                                                   ------------     ------------
  Total stockholder's equity                                 -                -
                                                   ------------     ------------

     Total liabilities and stockholders' equity    $         -      $         -
                                                   ============     ============




















The accompanying notes are an integral part of these financial statements.

                                   BEECH CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                               September 8,    September 8,
                                               Nine Months     Three Months        2000            2000
                                                  Ended           Ended       (Inception) to  (Inception) to
                                               September 30,   September 30,   September 30,   September 30,
                                                   2001            2001            2000            2001
                                               -------------   -------------   -------------   -------------
                                               (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)

Revenue                                        $          -    $          -    $          -    $          -

General and administrative expenses                   1,725             300           5,000           7,225
                                               -------------   -------------   -------------   -------------

Loss from operations before provision
for income taxes                                     (1,725)           (300)         (5,000)         (7,225)

Provision for income taxes                                -               -               -               -
                                               -------------   -------------   -------------   -------------

Net loss                                       $     (1,725)   $       (300)   $     (5,000)   $     (7,225)
                                               ============    =============   =============   =============

Net loss per share -basic and diluted          $          -    $          -    $          -    $          -
                                               ============    =============   =============   =============
Weighted average number of common
shares outstanding                                5,000,000       5,000,000       5,000,000       5,000,000
                                               ============    =============   =============   =============



















The accompanying notes are an integral part of these financial statements.

                                   BEECH CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                                             September 8,    September 8,
                                              Six Months         2000           2000
                                                 Ended      (inception) to  (inception) to
                                             September 30,   September 30,   September 30,
                                                 2001            2000           2001
                                             -------------   -------------   -------------
                                              (Unaudited)     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $     (1,725)   $     (5,000)   $      (7,225)
  Stock issued for services                             -               -            5,000
  Expenses paid by shareholder                       1,725           5,000           2,225
                                             -------------   -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES                    -               -               -

CASH AND CASH EQUIVALENTS
-beginning of period                                     -               -               -
                                             -------------   -------------   -------------

CASH AND CASH EQUIVALENTS
-September 30                                $           -   $           -   $           -
                                             -------------   -------------   -------------


SUPPLEMENTAL INFORMATION:
     During the period  September 8, 2000 (inception) to September 30, 2001, the
     Company paid no cash for interest or income taxes.






















The accompanying notes are an integral part of these financial statements.

                                   BEECH CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
Beech Corp. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No 7. The Company was incorporated under the laws of the state of Nevada on September 8, 2000.

Interim Financial Information
-----------------------------
The accompanying  unaudited interim  financial  statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, those interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

                                   BEECH CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
               SEPTEMBER 8, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                                                                                                        Deficit
                                                                                                     Accumulated
                                                                                       Additional     During the
                                                                 Common Stock            Paid-in      Development
                                                           Shares         Amount         Capital         Stage         Total
                                                        ------------   ------------   ------------   ------------   ------------

Balance, September 8, 2000                                        -    $         -    $         -    $         -    $         -

Issuance of shares for services - September 9, 2000       5,000,000          5,000              -              -          5,000

Expenses paid by shareholder                                      -              -            500              -            500

Net loss                                                          -              -              -         (5,500)        (5,500)
                                                        ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2000                                5,000,000      5,000,500         (5,500)             -              -

Expenses paid by shareholder (unaudited)                          -              -          1,725              -          1,725

Net loss (unaudited)                                              -              -              -         (1,725)        (1,725)
                                                        ------------   ------------   ------------   ------------   ------------

Balance September 30, 2001 (unaudited)                    5,000,000    $     5,000    $     2,225    $    (7,225)   $         -
                                                        ============   ============   ============   ============   ============




















The accompanying notes are an integral part of these financial statements.

Item 2. Plan of Operation
-------------------------

(begin boldface)
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.
(end boldface)

Our Business. We were incorporated on September 8, 2000, as a development stage
------------
or shell corporation that seeks to identify and complete a merger with, or acquisition of the assets of, a private entity. We have recently entered into an asset acquisition agreement and we are actively seeking other asset acquisitions in the telecommunications industry. We currently intend to concentrate on the acquisition and commercial exploitation of Voice over Internet Protocol (VoIP) technology.

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

Direct vs. Packet Connections. The alternative to direct communications is
-----------------------------
packet-based communications. If direct connections are like plumbing from a single sink to a single tank with liquid data flowing in only one direction at a time, then packet communications are like a pair of pipes through which packets of data flow like marbles. The marbles are coded so more than one process can send or receive marbles through the same pipe without confusion. The marbles jumble together through the pipe, allowing more than one data stream at a time to flow, so long as the sorter faithfully separates the "marbles" (that is, packets of information) at the other end.

A VoIP Call. A VoIP call has the same basic steps, but these steps take place
-----------
over a computer network instead of over a private telephone company's special-purpose phone network.

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

On December 6, 2001, we filed a Current Report on Form 8-K disclosing that, on November 30, 2001, we entered into an Asset Purchase and Sale Agreement ("Agreement") with Norstar Communications, Inc., a California corporation, which Agreement provided, among other things, for our acquisition of certain assets of Norstar Communications, Inc., specifically, all of the direct billing customer base of Norstar Communications, Inc., and all other assets of Norstar Communications, Inc., tangible or intangible, including contractual, warranty, and other rights, the use or value of which came under control by us when the asset acquisition was consummated.

After we entered into the Agreement, our management was informed that the consideration for the Agreement had been determined using an acquisition multiple that was not standard for acquisitions in the long-distance telecommunications industry. Specifically, the original acquisition multiple used to determine consideration pursuant to the Agreement was 4 times monthly revenue when, in fact, the prevailing acquisition multiples for privately held long distance companies range from a low of 1 to a high of 3 times monthly revenue.

The parties therefore entered into a Revised Asset Purchase and Sale Agreement ("Revised Agreement") using an acquisition multiple of 2 times monthly revenue. We issued 1,711,933 shares of our common stock to Norstar Communications, Inc. for the assets that we purchased pursuant to the Revised Agreement. Those shares were valued at $85,597 by the parties to the agreement. Our President and one of our Directors, Mark Ellis, is also the President and a Director of Norstar

Communications, Inc. The respective Boards of Directors at Universal Broadband Communications, Inc., and Norstar Communications, Inc., approved the terms and conditions of the Revised Asset Purchase and Sale Agreement. A copy of the Revised Agreement was attached as Exhibit 2 to the amended report on Form 8-K which we filed with the Securities and Exchange Commission on January 31, 2002.

Competition. We will be involved in intense competition with other business
-----------
entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. In entering the telecommunications field, we will be competing with established telecommunications companies. However, regulatory changes which provide for equal access (specifically, the Telecommunications Act of 1996) allow new licensed carriers to enter the telecommunications market. This gives the carrier access to the ILEC (the family of local incumbent Bell customers) and the carrier then becomes a long distance choice for consumers, competing with AT&T, Sprint, etc. However, a substantial barrier to entry is that to build a traditional telecommunications company infrastructure would cost billions of dollars and take many years.

For current traditional carriers to convert to a packet-based network from their current circuit switch network would make their equipment, real estate, and infrastructure obsolete. Therefore, their cost to convert networks would be huge and the time involved would at least be two or three-fold what a new carrier would need to implement this new technology.

Employees. During the period ended September 30, 2001, we were a development
---------
stage company. However, we currently have 46 employees.

Results of Operations. As of September 30, 2001, we had not yet realized any
---------------------
revenue from operations. We are currently generating revenues of approximately $4,000 per month due to our commercial exploitation of the direct billing customer base of Norstar Communications, Inc. which we acquired in January, 2002.

Liquidity and Capital Resources. We had cash of $0.00 as of September 30, 2001.
-------------------------------
During the nine months ended September 30, 2001, we incurred $1,725 in general and administrative expenses. These expenses were paid by our sole shareholder during this period. We had accumulated a deficit during the development stage of $7,225 as of September 30, 2001.

We will continue to incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make another acquisition or attempt to but are unable to complete an acquisition. We will also incur operating expenses relating to our commercial exploitation of the direct customer base which we have acquired. Our cash requirements for the next 12 months also include accounting expenses and other expenses relating to preparing filings required pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). Those expenses over the next twelve months will be approximately $50,000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Plan of Operation for the Next Twelve Months. Our plan of operation over the
--------------------------------------------
next twelve months is to continue to commercially exploit our direct customer base while continuing to seek and, if possible, acquire additional commercially-exploitable telecommunications assets relating to operations in the telecommunications market.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.
--------------------------

None.


Item 2. Changes in Securities.
-------------------------------

None.


Item 3. Defaults Upon Senior Securities
---------------------------------------

None


Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

None


Item 5. Other Information
-------------------------

We appointed Donald Baker to our Board of Directors effective January 4, 2002. Mr. Baker is currently the president of The Baker Group, a management consulting firm which provides services to companies in our industry such as Gemini Consulting and Telcordia Technologies (formerly Bellcore). Prior to forming The Baker Group, Mr. Baker served as president of Ameritech Services. He was also a senior vice president of Bellcore and secretary of its Board of Directors. He has previously served as vice president of network services for Ohio Bell Telephone and was a director of network planning and a director of operations for American Telephone & Telegraph.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits:

3.1     Articles of Incorporation          (Charter document)*
3.2     Bylaws                             (Charter document)*
15.     Letter on unaudited interim financial information**

        * Previously filed as exhibits to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 20, 2000. ** Included in financial statements on pages F-1 and F-2.

(b) We did not file any reports on Form 8-K during the period covered by this quarterly report. We filed a report on Form 8-K dated December 6, 2001 regarding an asset acquisition, which acquisition is discussed in detail above, which was revised by the filing of an amended Form 8-K on January 31, 2002. We also filed a report on Form 8-K on December 28, 2001, reporting the appointment of Donald Baker to our Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on February 8, 2002.


                                       Universal Broadband Communications, Inc., a Nevada corporation



                                       By:   /s/ Mark Ellis
                                          --------------------------------------
                                       Its:  President, Secretary, Treasurer,
                                             Director