Form 10KSB
period 2001-12-31
UNIVERSAL BROADBAND COMMUNICATIONS INC
filed 2002-10-15
CIK 1126561

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  DECEMBER 31, 2001
                                   OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                       Commission File No. 0-31801

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
         (Exact Name of Registrant as Specified in its Charter)

           Nevada                              33-0930198
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)


                   18200 VON KARMAN AVENUE, 10TH FLOOR
                        IRVINE, CALIFORNIA 92612
      (Address of Principal Executive Offices, Including Zip Code)

Registrant's Telephone Number, Including Area Code:  (949) 474 1500

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes       No  X
                              -----    -----

As of the date of this report, we had 15,104,193 shares of common stock outstanding. There is currently no trading market for the common stock of Universal Broadband Communications, Inc.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10- KSB.  [   ]

State the issuer's revenues for its most recent fiscal year: NONE Documents incorporated by reference: NONE

                            TABLE OF CONTENTS

PART I

Item 1.        Description of Business

Item 2.        Description of Property

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security Holders

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

Item 6.        Management's Discussion and Analysis or Plan of Operations

Item 7.        Financial Statements

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.       Executive Compensation

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management

Item 12.       Certain Relationships and Related Transactions

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Form 10-KSB include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in revenue, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing.

     In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and Internet industries, entry into new and developing markets, customer concentration and attrition, dependence on effective billing and information systems, rapid technological change, the expansion of our network and our dependence on key and scarce employees in a competitive market for skilled personnel.

     These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                 PART I

     In this annual report on Form 10-KSB the terms "Universal Broadband Communications," "UBC," "we," "us" and "our" refer to Universal Broadband Communications, Inc. and we refer to our $0.001 par value common stock as common stock.

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY AND RECENT DEVELOPMENTS

     We were incorporated as a Nevada corporation on September 8, 2000, using the name Beech Corp. At the time of our incorporation, we had no identified business plan and were a development stage company with the sole purpose of identifying and completing a merger or acquisition with a private entity. During the fourth quarter of our 2001 fiscal year, we elected to pursue mergers or acquisitions in the telecommunications industry, based on the background and business experience of our principal stockholder, president and chief executive officer, Mark Ellis. Specifically, we developed a business plan focusing on the resale of telecommunications services to small and medium-sized businesses and to residential customers throughout the United States.

     On October 4, 2001, we changed our name to Universal Broadband Communications, Inc. It is our initial intent to resell services provided by large telecommunications carriers, such as Qwest Communications Corporation. Once we have an established customer base, our business plan anticipates the build out of our own privately managed communications network using "Voice over Internet Protocol" and packet-switching technology. Initially, we have been acquiring various customer bases from other telecommunications companies in exchange for the issuance of our restricted common stock.

     For developments since January 1, 2002, please see "Management's Discussion and Analysis or Plan of Operations" appearing elsewhere in this report.

INDUSTRY OVERVIEW

INDUSTRY DEVELOPMENT

     Prior to 1984, AT&T dominated the local exchange and long distance market by owning the operating entities that provided both local exchange and long distance services to most of the United States. Although long distance competition began to emerge in the late 1970s, the critical event triggering the growth of long distance competition was the breakup of AT&T and the separation of its local and long distance businesses as mandated by the Modified Final Judgment (the "MFJ") relating to the breakup of AT&T. To foster competition in the long distance market, the MFJ prohibited AT&T's divested local exchange businesses, the Regional Bell Operating Companies ("RBOCs"), from acting as single-source providers of telecommunications services.

     Although the MFJ established the preconditions for competition in the market for long distance services in 1984, the market for local exchange services has, until recently, virtually been closed to competition and has largely been dominated by regulated monopolies. Efforts to open the local exchange market began in the late 1980s on a state-by-state basis.

     The Telecommunications Act of 1996, (the "1996 Act") reformed the nation's telecommunications laws, paving the way for the development of competition for local telecommunications services. The 1996 Act provides for the removal of legal barriers to entry into the local telecommunications services market, the interconnection of the Incumbent Local Exchange Carrier (the "ILEC") network with competitors' networks and the relaxation of the regulation of certain telecommunications services provided by Local Exchange Carriers ("LECs") and others. Procedures and requirements were established to be followed by the RBOCs, including the requirement that RBOCs offer local services for resale as a precondition to their entering the long distance and telecommunications equipment manufacturing markets.

     The continuing deregulation of the telecommunications industry and technological change has resulted in an increasingly information intensive business environment. Regulatory, technological, marketing and competitive trends have substantially expanded UBC's opportunities in the converging voice and data communications services markets. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications, and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market.

     This new market opportunity is expected to permit Competitive Local Exchange Carriers ("CLECs") with operating and marketing expertise to offer a full range of telecommunications services, including local and long distance calling, toll-free calling, custom calling features, data services, and Internet access and services. Telecommunications companies with an established base of long distance customers may have an opportunity to sell additional services to their customers.

     UBC has observed that RBOCs and the Tier I carriers (carriers with annual revenues in excess of $5 billion), primarily concentrate their sales and marketing efforts on residential and large business customers. Thus, UBC believes there is a significant market opportunity with respect to small and medium-sized businesses to which customer service may be a significant part of their buying decision. UBC has also entered the residential long distance business.

     Under industry standards, Tier II carriers are those companies with annual revenues between $10,000,000 and $5 billion. Tier III carriers are those carriers with less than $10,000,000 in annual revenues. UBC is not a carrier, but is a facilities based reseller. The information provided in this report is to help the reader to better understand the industry and its participants, since the law, regulations, and court decisions affecting carriers have an impact on UBC and its business prospects. Moreover, UBC could become a carrier if it chooses to do so.

LONG DISTANCE COMPANIES

     Long distance companies can be categorized by several criteria. One criterion is between facilities based companies and non-facilities based companies, including resellers, such as UBC. Facilities based companies own transmission facilities, such as fiber optic cable, copper wires or digital microwave equipment. Profitability for facilities based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. Substantially all of the Tier I and Tier II long distance companies are facilities based carriers and generally offer service nationwide. Most Tier III facilities based carriers generally offer their service only in a limited geographic area. Some facilities based carriers contract with other facilities based carriers to provide transmission where they have geographic gaps in their facilities. Similarly, non-facilities based companies contract with facilities based carriers to provide transmission of their customers' long distance traffic. Pricing in these contracts is typically either on a fixed rate lease basis or a call volume basis. Profitability for non-facilities based carriers is based primarily on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities based carriers.

     A second distinction among long distance companies is that of switched versus switchless carriers. Switched carriers have one or more switches, i.e., computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities based carriers are switched carriers, as are many non-facilities based companies. Switchless carriers depend on one or more facilities based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network. UBC, through its agreement with Qwest, has become primarily a switchless reseller, able to offer services throughout the United States. However, it is anticipated that in the future we may acquire switching equipment and become a switched carrier.

     Competition in the long distance industry is based upon pricing, customer service, network quality and value added services, such as voice mail, calling cards and debit cards. The success of a non-facilities based carrier depends almost entirely upon the amount of traffic that it can commit to the underlying carrier; the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The non-facilities based carrier devotes its resources entirely to marketing, operations and customer service, deferring the costs of network maintenance and management to the underlying carrier.

     The relationship between resellers, such as UBC, and the major underlying carriers is predicated primarily upon the pricing strategies of the Tier I companies, which has resulted historically in higher rates to the small business customer. Small customers typically are not able to make the volume commitments necessary to negotiate reduced rates under individualized contracts. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level long distance customers. The successful smaller facilities based carrier efficiently markets its own long distance product, processes orders, verifies credit and provides customer service to large numbers of accounts.

     We believe that the rapid evolution of the resale industry has resulted in an excellent opportunity for consolidation of Tier III companies in general, and resellers, in particular. Many of these companies are undercapitalized and may have difficulty providing their services profitably. We believe that many of the carriers that provide resale products, particularly Tier I carriers, would welcome a consolidation that would decrease the number of companies with whom they contract, leaving only quality, well capitalized companies with whom to deal. Consolidation with resellers could, in our opinion, achieve additional economies on both pricing with underlying carriers and in operating costs, such as customer service. These economies are not certain and cannot be adequately predicted. We do not have any current understanding, arrangement or agreement to consolidate with other resellers. However, as indicated elsewhere in this report, we have recently acquired certain assets of three resellers and intend to aggressively pursue additional acquisitions in the future.

SERVICE AGREEMENTS AND NETWORK

     While our strategy includes developing a geographic concentration of revenue producing customers through the sale of telecommunications services in areas where we have installed switching platforms, we currently do not have our own telecommunications network. Currently, our primary means of providing long distance telecommunications services to our customers is pursuant to our contractual agreement with Qwest Communications, Corporation. As a reseller, we buy or lease network capacity from a telecommunications provider and then offer the services to our customers under our own brand name.

     QWEST AGREEMENT. We have entered into an agreement with Qwest to be a switchless reseller of Qwest's telecommunications services. Qwest is a Denver, Colorado based, Tier I telecommunications carrier. Pursuant to our agreement, Qwest provides us with its full suite of telecommunications services which we are able to resell under our own branded label. Services are provided to us based on Qwest's pre-determined pricing scheduling and we resell these services to our customers at a certain mark-up in order to achieve a profit. Pursuant to the agreement, we have not committed to purchase any minimum level of service from Qwest and have no minimum revenue level which we must generate to maintain the agreement. Rather, Qwest invoices us on a monthly basis for the services provided to our customers. The agreement is for an initial one-year term, which commenced in March 2002, and may continue on a month-to-month basis after one year. The agreement may be terminated by either party on 30 days prior written notice.

     OTHER SERVICE AGREEMENTS. From time to time we may also act as a reseller for other carriers or resellers of telecommunications services. Also, in the event the Qwest agreement should be terminated, we have other carriers, such as Global Crossing and Sprint, with whom we could contract. As of the date of this report, we have not entered into any agreement with any other carrier, but we do not anticipate any difficulty in doing so, should the necessity arise.

BUSINESS STRATEGY

     Our strategy is to become the provider of choice, offering one-stop communications solutions to clients in our markets. Our success will depend upon our ability to increase our customer base to achieve profitability. The key elements of our strategy are described below.

     MULTIPLE DISTRIBUTION CHANNELS. It is our intention to continue the tradition of developing high volume, low cost distribution channels to serve as a catalyst of growth, such as our Channel Agent Program. The program was created to enable us to instantly and easily expand our customer base by offering our agents our complete suite of services: local and long distance voice services, IP access servers, web hosting services and data services. Agents will benefit from our competitive pricing, multi-lingual customer service, multiple billing options, multiple payment options, bundled pricing and contract term discounts.

     STRATEGIC RELATIONSHIPS. We are pursuing several strategic relationships that we hope will add significant value to our business. As described elsewhere, we are currently a reseller of Qwest's telecommunications services and hope to enter into additional reseller agreements with other carriers in the next year. We have also engaged Info Directions to provide us with our back office billing and customer support software.

     TARGET UNDERSERVED CLIENTS. We will continue to target small and medium sized businesses throughout the United States. Our current customers are primarily located in the mid-western and eastern regions of the United States. We will also focus on residential customers in those same markets. We believe these markets are currently underserved by the established telephone companies and other competitive telecommunications providers. We believe we can attract and retain clients in these areas by offering a simplified, comprehensive package of services and a high level of client care. UBC's service offerings currently include long distance and toll-free services and calling cards.

     GROWTH THOUGH ACQUISITIONS. Over the last several months we have completed acquisitions of businesses or purchases of other businesses' assets which have been integrated into our operations. The sellers were Norstar Communications, Inc., Monarch Communications, Inc. and Universal Information Services. To date, the companies we have acquired or whose assets we have purchased have been resellers of long distance services, whose primary assets have been certain customer bases. We believe that many existing resellers are willing to be acquired due to the lack of sufficient revenue vis-a-vis their current operating expenses.

     We will continue to seek acquisition targets that offer similar services as ours, which we feel can be successfully integrated into our existing operations and offer opportunities to increase profitability. We may also seek acquisition targets which would allow us to offer additional value-added or other related services as well as new technologies that we may seek to implement. When we acquire a company, we intend to integrate the company into our services, centralize administrative, billing and client care functions and reduce redundant overhead. As of the date of this report, we have no definitive agreements relating to any additional material acquisitions.

     VoIP STRATEGY. It is our goal to become a facilities based provider of converged communications services, providing an array of Voice over Internet Protocol ("VoIP") services, including 1+ dialing, 800 services and calling card services. We intend to develop and operate a privately managed communications network that is based on Internet Protocol ("IP") technology using packet switching technology. We anticipate several benefits in becoming a facilities based provider of VoIP. The principal benefit anticipated would be a savings in cost of goods on VoIP as compared to a traditional voice network offered by most carriers today.

     IP transmission uses a technology called "packet-switching" to break voice, and other IP telephony services into discrete data packets, route them over a managed network and reassemble them into their original form for delivery to the end destination. Traditional long distance calls, in contrast, are made using a technology called "circuit switching" which carries these calls over conventional telephone networks. Circuit switching requires a dedicated connection between the caller and the recipient that must remain open for the duration of the call. In contrast, packet-switching technology allows data packets representing multiple conversations to be carried over the same line. This greater efficiency creates significant network cost savings that can be passed on to the consumer in the form of lower long distance and other telephony products. Additionally, IP allows various telephony products to utilize the same network, which results in an increased flexibility for a robust product offering.

     CONTINUED INVESTMENT ON WEB SITE. We maintain our own web site at www.ubcom.com to provide for customer sign-up and to provide customers and potential customers with information about our products and services as well as billing information and customer service.

CUSTOMER BASE

TELECOMMUNICATIONS SERVICES MARKET

     OVERVIEW OF THE UNITED STATES MARKET. The United States market for telecommunications services can be divided into four basic service sectors: long distance, local exchange, Internet access and international.

     LONG DISTANCE SERVICES. A long distance telephone call can be envisioned as consisting of three segments. Starting with the originating customer, the call travels along a local exchange network to a long distance carrier's point of presence ("POP"). At the POP, the call is combined with other calls and sent along a long distance network to a POP on the long distance carrier's network near where the call will terminate. The call is then sent from this POP along a local network to the terminating customer. Long distance carriers provide only the connection between the two local networks; and, unless the long distance carrier is a local service provider, pay access charges to LECs for originating and terminating calls.

     LOCAL EXCHANGE SERVICES. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier connects end-user customers within a locally defined area known as a Local Access and Transport Area or "LATA" and also provides the local access (ingress and egress) of most long distance calls.

     INTERNET SERVICE. Internet services are generally provided in at least two distinct segments. A local network connection is required from the Internet Service Provider ("ISP") customer to the ISP's local facilities. For large, communication-intensive users and for content providers, the connections are typically unswitched, dedicated connections provided by LECs, Intelligent Call Processing ("ICP"), or other providers, either as independent service providers or, in some cases, by a carrier that is both a Competitive Local Exchange Carrier
(CLEC) and an Internet Service Provider (ISP). For residential and small and medium-sized business users, these connections are generally Public Switched Telephone Network ("PSTN") connections obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the ISP's local facilities, information can be transmitted and obtained over a packet-switched IP data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. The collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet switching is that a single dedicated channel between communication points is never established which distinguishes Internet-based services from the PSTN.

     INTERNATIONAL SERVICE. A typical international long distance call originates on a local exchange network or private line and is carried to the international gateway switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the terminating country and, finally, to another local exchange network or private line where the call is terminated. Generally, only a small number of carriers are licensed by a foreign country for international long distance and, in many countries, only the Postal Telephone & Telegraph administration ("PTT") is licensed or authorized to provide international long distance service. Any carrier which desires to transport switched calls to or from a particular country, in addition to obtaining a license or other permission (if required), must enter into operating agreements or other arrangements with the PTT or another international carrier in that country or lease capacity from a carrier which already has those arrangements.

COMPETITION

OVERVIEW

     UBC operates in a highly competitive industry and estimates that it has less than a one percent share of the market in which it operates.
UBC expects that competition will continue to intensify in the future due to regulatory changes, including the continued implementation of the 1996 Act, and further increases in the size, resources, and number of market participants. In each of its markets, UBC will face competition from larger, better capitalized Tier I and Tier II providers and ILECs and CLECs. While new business opportunities may be made available to UBC through the 1996 Act and other federal and state regulatory initiatives, regulators are likely to provide ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

     Competition for UBC's products and services is based upon price, quality, the ability to bundle services, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to customers' needs. While UBC believes that it currently has certain advantages relating to price, quality, customer service and responsiveness to customer needs, there is no assurance that UBC will be able to maintain these advantages or obtain additional advantages.

     A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to UBC. Many of UBC's existing and potential competitors have financial, technical, and other resources significantly greater than those of UBC. In addition, in December 1997, the FCC issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February 1998 and are expected to make it substantially easier for many non-United States telecommunications companies to enter the United States market, thus further increasing the number of competitors. The new rules will also give non-United States individuals and corporations greater ability to invest in United States telecommunications companies, thus increasing the financial and technical resources potentially available to existing and potential competitors as well as UBC.

LONG DISTANCE MARKET

     The long distance telecommunications industry is highly competitive and affected by the introduction of new services by, and the market activities of, major industry participants. UBC competes against various national and regional long distance carriers, including both facilities based providers and switchless resellers offering essentially the same services as UBC. In addition, significant competition is expected to be provided by ILECs including RBOCs. UBC's success will depend upon its ability to provide high quality services at prices competitive with, or lower than, those charged by its competitors. In addition, a high level of customer attrition or "churn" has characterized the long distance industry. Attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs, and provide cash payments or other incentives. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. UBC's revenue has been, and is expected to continue to be, affected by churn.

     Tier I providers and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can also be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses, which UBC primarily serves. While UBC believes that small and medium-sized business customers are not aggressively targeted by large long distance providers, such as the Tier I providers, there can be no assurance that UBC's customers and potential customers will not be targeted by these or other providers in the future. Additional pricing pressure may come from IP transport, which is a developing use of packet-switched technology which can transmit voice communications at a cost which may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas, its use requires the dialing of additional digits. Even though IP transport has generally produced sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute. This, in turn, could put further pricing pressure on long distance rates. Any reduction in long distance prices may have a material adverse effect on UBC's business, financial condition, and results of operations.

     Some of UBC's principal competitors are also major suppliers of services to UBC. UBC resells services obtained from suppliers, such as Qwest, which is also a competitor. There can be no assurance that our suppliers will continue to offer services to UBC at competitive rates or on attractive terms, if at all, and any failure to do so could have a material adverse effect on UBC.

GOVERNMENT REGULATIONS

OVERVIEW

     UBC's services are subject to regulation by federal, state and local governmental agencies. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory agencies retain jurisdiction over carriers' facilities and services to the extent they are used to originate or terminate intrastate communications. Municipalities and other local governmental agencies may require carriers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks are also subject to numerous local regulations, such as building codes, franchises, and rights of way licensing requirements. Many of the regulations issued by these regulatory bodies may be subject to judicial review, the results of which UBC is unable to predict.

FEDERAL REGULATIONS - THE 1996 ACT

     STATUTORY REQUIREMENTS. The 1996 Act requires all LECs (including ILECs and CLECs):

     *    Not to prohibit or unduly restrict resale of their services;

     *    To provide local number portability;

     * To provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listings;

     *    To afford access to poles, ducts, conduits, and rights-of-way;
          and

     * To establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic.

     It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection:

     * For the transmission and routing of telephone exchange service and exchange access,

     *    At any technically feasible point within the ILEC's network,

     * Which is at least equal in quality to that provided by the ILEC to itself, its affiliates, or any other party to which the ILEC provides interconnection, and

     * At rates and terms and conditions which are just, reasonable and nondiscriminatory.

     ILECs also are required under the 1996 Act to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate colocation of equipment necessary for competitors to interconnect with or access Unbundled Network Elements ("UNEs").

     The 1996 Act also eliminates the existing AT&T antitrust consent decree, which barred the provision of long distance services and manufacturing by the RBOCs. In addition, the 1996 Act requires RBOCs to comply with certain safeguards and offer interconnection which satisfies a prescribed 14-point competitive checklist before RBOCs are permitted to provide in-region inter-LATA services. These safeguards are designed to ensure that the RBOCs competitors have access to local exchange and exchange access services on nondiscriminatory terms and that the subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards also are intended to promote competition by preventing RBOCs from using their market power in local exchange services in order to obtain an anti-competitive advantage in the provision of other services. RBOCs have the ability to provide out-of-region long-distance services and, if they obtain authorization and under prescribed circumstances, may provide additional in-region long-distance services. In December 1999, the FCC granted Bell Atlantic's (now Verizon) application to offer in-region long distance services in New York, marking the first time since the breakup of AT&T that an RBOC has been able to provide its customers with both local and long distance service.

     The 1996 Act also granted important regulatory relief to industry segments which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs also were granted new rights to provide certain cable TV services. Inter Exchange Carriers ("IXCs") were permitted to construct their own local facilities and/or resell local services. State laws may no longer require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenue. In addition, under the 1996 Act, all utility holding companies are permitted to diversify into telecommunications services through separate subsidiaries.

     FCC RULES IMPLEMENTING THE LOCAL COMPETITION PROVISIONS OF THE 1996 ACT. In August 1996, the FCC released a First Report and Order, a Second Report and Order and a Memorandum Opinion and Order (combined, the "Interconnection Orders") which established a framework of minimum, national rules enabling state Public Utility Commissions ("PUCs") and Public Service Commissions ("PSCs"), and the FCC to begin implementing many of the local competition provisions of the 1996 Act. In its Interconnection Orders, the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. The FCC also adopted a minimum list of UNEs that ILECs must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of UNEs. The FCC also adopted a methodology for states to use when applying the 1996 Act "avoided cost standard" for setting wholesale prices with respect to retail services.

     The U.S. Supreme Court affirmed the authority of the FCC to establish rules governing interconnection. UBC believes that additional disputes regarding interconnection issues and other related FCC actions are likely. In particular, the Supreme Court remanded an Eighth Circuit judgment with respect to the FCC issues regarding what UNEs the FCC will require ILECs to make available to competitors. In November 1999, the FCC released a decision modifying the list of UNEs which all ILECs must offer to other carriers. The Eighth Circuit decisions and their reversal by the Supreme Court continue to cause uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. The Supreme Court's ruling and further proceedings on remand (either at the Eighth Circuit or the FCC) may affect the scope of the PUCs' and PSCs' authority to conduct arbitration proceedings or to implement or enforce interconnection agreements. The ruling could also result in new or additional rules being promulgated by the FCC. Given the ongoing uncertainty surrounding the effect of the Eighth Circuit decisions and the decision of the Supreme Court reversing them, UBC may not be able to obtain or enforce interconnection terms acceptable to it or that are consistent with its business plans.

OTHER FEDERAL REGULATIONS

     In general, the FCC has a policy of encouraging the entry of new competitors in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers and non-dominant carriers.
For purposes of domestic common carrier telecommunications regulation, large ILECs are currently considered dominant carriers, while CLECs are considered non-dominant carriers.

     TARIFFS. As a non-dominant carrier, UBC may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of non-dominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports. However, non-dominant carriers like UBC must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. With the exception of informational tariffs for operator-assisted services and tariffs for interexchange casual calling services, the FCC has ruled that IXCs must cancel their tariffs for domestic interstate interexchange services.

     Tariffs continue to be required for international services. Pursuant to these FCC requirements, UBC has filed and maintains tariffs for its interstate services with the FCC. All of the interstate access and retail "basis" services (as defined by the FCC) provided by UBC are described in the tariffs. "Enhanced" services (as defined by the FCC) need not be tariffed. UBC believes that its enhanced voice and Internet services are "enhanced" services which need not be tariffed. However, the FCC is reexamining the "enhanced" definition as it relates to IP transport and UBC cannot predict whether the FCC will change the classification of services.

     INTERNATIONAL SERVICES. Non-dominant carriers, such as UBC, are required to obtain FCC authorization pursuant to Section 214 of the 1996 Act and file tariffs before providing international communication services. UBC has obtained authority from the FCC to engage in business as a resale and facilities based international carrier to provide voice and data communications services between the United States and all foreign points.

     ILEC PRICE CAP REGULATION REFORM. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can raise prices for certain services by only a small percentage each year. In addition, there are constraints on the pricing of ILEC services which are competitive with those of CLECs. In September 1995, the FCC proposed a three-stage plan which would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and, ultimately, would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against UBC and could have a material adverse effect on UBC. The FCC released an order in December 1996 that adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs.

     In May 1997, the FCC took further action updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap ILECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates.

     In August 1999, the FCC again took action designed to grant greater flexibility to price cap LECs as competition develops. These reforms should facilitate the removal of services from price cap regulation as competition develops in the marketplace. The order granted immediate pricing flexibility to price cap LECs in the form of streamlined introduction of new services, geographic deaveraging of rates for services in the trunking basket, and removal, upon implementation of toll dialing parity, of certain interstate interexchange services from price cap regulation. These actions could have a significant impact on the interstate access prices charged by the ILECs with which UBC expects to compete.

     ACCESS CHARGES. Over the past several years, the FCC has granted ILECs significant flexibility in their pricing of interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. UBC anticipates that this pricing flexibility should result in ILECs lowering their prices in high traffic density areas, the probable area of competition with UBC. UBC also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. In May 1997, the FCC took action to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to existing rate structures for interstate access designed to move access charges, over time, to more economically efficient rate levels and structures.
The FCC recently granted LECs additional pricing flexibility. As such, the carriers may offer volume discounts which may benefit larger long distance carriers.

     The FCC has also implemented changes in interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. In May 1999, the U.S. Court of Appeals (D.C. Circuit) sent the access rate formula back to the FCC for further explanation regarding how certain factors were calculated. These and related actions may change access rates. If the formula is upheld, and access rates are reduced, the result will be a lower cost of providing long distance service, especially to business customers. The impact of these new changes will not be known until they are fully implemented over the next several years. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like UBC pay fees calculated as a percentage of revenue to support these goals. The full implication of these changes remains uncertain and subject to change.

     PICC. As part of Access Reform mandated in the 1996 Act, beginning in 1998, local phone companies were permitted to assess the Pre-subscribed Interexchange Carrier Charge, also known as "PICC." The PICC is a monthly per line cost charged by the local telephone company to every long distance carrier for each customer phone line that is pre-subscribed to that carrier. PICC charges are billed to the end users.

     UNIVERSAL SERVICE REFORM. In May 1997, the FCC released an order which reforms the current system of interstate universal service support and implements the universal service provisions of the 1996 Act. The FCC established a set of policies and rules designed to ensure that low income consumers and consumers who live in rural, insular and high cost areas receive a defined set of local telecommunications services at affordable rates. This was to be accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high-cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of telecommunications networks to eligible schools, libraries and rural health care providers. These programs were to be funded by assessment of eligible revenue of nearly all providers of interstate telecommunications carriers, including UBC.

     UBC, like other telecommunications carriers providing interstate telecommunications services, is required to contribute a portion of its end user telecommunications revenue to fund universal service programs. These contributions became due beginning in 1998 for all providers of interstate telecommunications services. The contributions were to be assessed based on intrastate, interstate and international end user telecommunications revenue. Contribution factors vary quarterly and carriers, including UBC, are billed each month. In addition, many state regulatory agencies have instituted proceedings to revise state universal fund contribution requirements which will vary from state to state. Recently, the U.S. Court of Appeals for the Fifth Circuit rejected the FCC's effort to base contributions in part on intrastate revenues. The FCC's universal service program may be altered as a result of appeals, agency reconsideration of its actions, or future Congressional legislation.

     Pursuant to the Universal Service Order, all carriers are required to submit a Universal Service Fund worksheet. The amounts remitted to the Universal Service Fund are billed to UBC's customers. UBC is eligible to qualify as a recipient of universal service support if it elects to provide facilities based service to areas designated for universal service support and if it complies with federal and state regulatory requirements to be an eligible telecommunications carrier.

     In October 1999, the FCC adopted a new high-cost universal service support mechanism for non-rural carriers. The new mechanism is based on the forward-looking costs of providing supported services as determined by the FCC's cost model. The forward-looking support mechanism provides support to non-rural carriers in those states that have a statewide average forward-looking cost per line greater than the national benchmark, which is set at 135 percent of the national average forward-looking cost per line.

     COLOCATION. In March 1999, the FCC released its Colocation Order which requires ILECs to permit CLECs to colocate any equipment used for interconnection or access to unbundled network elements even if that equipment includes switching or enhanced service functions. Among other things, the Colocation Order also prohibits ILECs from placing any limits on the use of switching or enhanced features for collocated equipment, and requires ILECs to make cageless colocation available and permit CLECs to construct their own cross-connect facilities.

     In March 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated limited portions of the Collocation Order, holding certain definitions contained in FCC rules were impermissibly broad. The Court remanded the Collocation Order, in part, for further FCC consideration of these issues.

     LINE SHARING. In November 1999, the FCC adopted a new order requiring ILECs to provide line sharing, which will allow CLECs to offer data services over the same line the consumer uses for voice services, without the CLECs being required to offer the voice services. State commissions have been authorized to establish the prices to the CLECs for the services. The decision has been appealed.

STATE REGULATION

     The vast majority of the states require we apply for certification to provide local and intrastate telecommunications services, or at least register or be found exempt from regulation, before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunication operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, cancelled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for violations. State regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like.

EMPLOYEES

     As of the date of this report, we employed 27 full-time employees in our business. We also utilize the services of approximately six independent sales agents. We anticipate that over the next year, our agent base will grow to over 150 sales agents. Growth is expected to occur as a result of the marketing of our services by agents and future acquisitions of other small telecommunications resellers. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are excellent.

RISK FACTORS

     The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition. Other information set forth in this report, including our financial statements and the related notes detail other risks affecting our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

PAST FINANCIAL PERFORMANCE OF UBC AND GOING CONCERN CONSIDERATIONS

     For the year ended December 31, 2001, we incurred net losses of ($64,944). As UBC enters new areas of the telecommunications market, expands its marketing efforts, and adds new telecommunication products, we will in all likelihood incur additional losses. There is no assurance that we will be able to achieve or sustain significant periods of profitability in the future. Also UBC, in the past, suffered from cash flow and liquidity problems and may be dependent upon future financings in order to provide sufficient working capital to achieve its business goals.

     Our financial statements have been prepared assuming that we will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon several factors, including our raising additional capital, meeting the terms of our service commitments and achieving and maintaining profitable operations. As a result of the above, our independent auditors included a "going concern" paragraph with respect to the audited financial statements as of and for the year ended December 31, 2001. This means our auditors question whether we can continue in business. Although management believes that funds generated from anticipated operations and future financing will provide UBC with sufficient financial resources to fund its anticipated short-term cash flow requirements, there is no assurance that this will be the case, especially if we continue to sustain losses from operations.

PRIOR TO OUR RECENT ACQUISITIONS, WE HAD NO MEANINGFUL BUSINESS
OPERATIONS

     We have just recently begun consolidating the operations of our recent acquisitions. See "Management's Discussion and Analysis or Plan of Operations.". We anticipate that we will require additional capital to continue and expand our operations. We will not receive enough operating revenues from our current operations to sustain our continued development unless we are able to obtain additional financing. Although we believe that our estimates of the capital, personnel and facilities required for operations over the next 12 months are reasonable, since we have just recently commenced operations, it is not yet possible to determine the accuracy of our estimates. In formulating our business plan, we have relied upon the judgment of our newly appointed officers and directors. Because we have recently initiated operations, we have no basis, other than the opinion of our current management, on which to estimate the amount of revenues that our planned operations may generate or our operating or other expenses. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

TRANSFER FOR VALUE ISSUES RELATING TO THE NORSTAR ACQUISITIONS

     Inasmuch as most of the consideration paid by UBC for certain of the assets of Norstar Communications, Inc. ("Norstar") was comprised of UBC common stock, there is the possibility that creditors of Norstar could assert a claim that the transfer of the assets was for less than valuable consideration. The potential for a claim is heightened by the fact that Mark Ellis, our president, chief executive officer, director, and controlling stockholder, occupied similar positions with Norstar. As of the date of this report, no such claim has been threatened or asserted. If a claim is made and upheld, then UBC might be required to pay money in the amount determined to be due. In such event, we could suffer a cash shortage, which could have as serious impact on our business prospects. There is no way to accurately quantify the potential liability.

CLAIMS BY NORSTAR STOCKHOLDERS

     At a stockholders' meeting held on March 5, 2002, the stockholders of Norstar were advised that all of the shares of UBC stock received by Norstar as consideration for the transfer of certain of the Norstar assets to UBC would be distributed by Norstar to its stockholders. Subsequent to the stockholders' meeting, the board of directors of Norstar on September 3, 2002, rescinded the decision to distribute the UBC shares received in exchange for Norstar's assets to its stockholders, since the distribution of the UBC stock could be a potential problem with respect to the creditors of Norstar. There is the possibility that the stockholders of Norstar might object to the withdrawal of the distribution statement. It is also possible that UBC could be a party to any claim by the Norstar stockholders, inasmuch as Mark Ellis is the controlling officer and stockholder of both companies. As of the date of this report, no claim has been threatened or asserted. If a claim is made and upheld, then UBC might be required to pay money in the amount determined to be due. In such event, we could suffer a cash shortage, which could have a serious impact on our business prospects. There is no way to accurately quantify the potential liability.

POTENTIAL RESCISSION ISSUES RELATING TO SALES OF NORSTAR STOCK

     Norstar has sold shares of its preferred stock to some of its existing stockholders following the sale of certain of the assets acquired by UBC. There is the potential that Norstar's stockholders might attempt to rescind the purchase of Norstar's stock, based on adequacy of disclosure or other issues, including the fact that Norstar disposed of certain of its income generating assets. If a claim for rescission was made, it might be possible that UBC would be forced to return to Norstar the assets purchased as well as be liable for monetary damages. As of the date of this report, no claim has been threatened or asserted. In any event, there is no way to accurately quantify the potential liability.

TO EXPAND OUR BUSINESS WE WILL NEED A SIGNIFICANT AMOUNT OF CASH, WHICH WE MAY BE UNABLE TO OBTAIN

     The expansion of our business and the future deployment of our network, services and systems will require significant capital expenditures, working capital and debt service, and the ability to endure substantial cash flow deficits. Our viability is dependent upon our ability to continue to execute our business strategy and to begin to generate positive cash flows from operations during 2002. The success of our business strategy includes obtaining and retaining a significant number of customers, and generating significant and sustained growth in our operating cash flows to be able to meet our debt service obligations and fund capital expenditures.

     We believe we have the necessary funding available to execute our business strategy, which initially consists of acquiring the customer bases of telecommunications resellers, primarily through the issuance of our restricted common stock. However, our revenue and costs may also be dependent upon factors that are not within our control, including regulatory changes, changes in technology, and increased competition.
Due to the uncertainty of these factors, actual revenue and costs may vary from expected amounts, possibly to a material degree, and variations could affect our future funding requirements. Additional financing may be required in response to changing conditions within the industry or unanticipated competitive pressures. We can make no assurances that we would be successful in raising additional capital, if needed, on favorable terms or at all. Failure to raise sufficient funds may require us to modify, delay or abandon some of our future expenditures.

     We also expect that we may require additional financing or require financing sooner than anticipated if our business plans change or prove to be inaccurate. We may also require additional financing in order to develop new services or to otherwise respond to changing business conditions or unanticipated competitive pressures. Sources of additional financing may include commercial bank borrowings, vendor financing, or the private or public sale of equity or debt securities. We can make no assurances that we will be successful in raising sufficient additional capital on favorable terms or at all or that the terms of any indebtedness we may incur will not impair our ability to expand our business. Failure to raise sufficient funds may require us to modify, delay or abandon some of our expenditures, which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FAIL TO ACHIEVE ACCEPTABLE PROFITS DUE TO PRICING

     Prices in the local exchange business have remained stable.
However, future technological advances could result that will affect the prices for service. In addition, recent changes in prices have been from usage based prices to flat rate prices.

     Prices in the long distance business have declined substantially in recent years and are expected to continue to decline. We rely on other carriers to provide us with all of our long distance transmission network. The agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments, although ours currently do not contain those commitments. The negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling patterns and traffic levels of our future clients. In the event that we fail to meet any minimum volume commitments, we may be obligated to pay underutilization charges, and, in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means.

     Our failure to achieve acceptable profits on our local exchange and long distance services due to pricing declines could have a material adverse effect on our business, financial condition and results of operation.

WE MAY NOT BE SUCCESSFUL IN MAINTAINING OUR HIGH CUSTOMER RETENTION RATE

     We achieve customer retention by offering a simplified, comprehensive package of services and providing a high level of customer care. Our ability to retain our customers is dependent upon a number of factors, including providing quality service and competitive pricing, and the economic viability of our customers. We can make no assurances that we will attain a high retention of customers.

WE EXPECT TO GROW OUR BUSINESS BUT CANNOT GUARANTEE THAT WE WILL BE ABLE TO EFFECTIVELY MANAGE OUR FUTURE GROWTH

     The growth of our business and the provision of bundled telecommunications services on a widespread basis could place a significant strain on our management, operations, financial and other resources and increase demands on our systems and controls. Failure to manage our future growth effectively could adversely affect the expansion of our client base and service offerings. We can make no assurances that we will be able to successfully maintain efficient operations and financial systems, procedures and controls or successfully obtain, integrate and utilize the employees and management, operations, financial and other resources necessary to manage an expanding business in our evolving, highly regulated and increasingly competitive industry. Any failure to expand in these areas and to improve systems, procedures and controls in an efficient manner at a pace consistent with the growth of our business could have a material adverse effect on our business, financial condition and results of operations.

     If we were unable to hire sufficient qualified personnel or successfully maintain our operations and financial systems, procedures and controls, our clients could experience delays in connection of service and/or lower levels of client service, our resources may be strained and we may be subjected to additional expenses. Our failure to meet client demands and to manage the expansion of our business and operations could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON THE EFFECTIVE OPERATION OF OUR INFORMATION AND PROCESSING
SYSTEMS

     Sophisticated back office information and processing systems are vital to our business and our ability to monitor costs, bill clients, provision client orders and achieve operating efficiencies. Our maintenance of these systems relies, for the most part, on choosing products and services offered by third party vendors and integrating products and services in-house to produce efficient operational solutions. We can make no assurances that the system maintenance and upgrades will be successfully implemented on a timely basis, that they will be implemented at all or that, once implemented, they will perform as expected. Risks to our business associated with our systems include:

     * Failure by our vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

     * Failure by us to adequately identify all of our information and processing needs;

     *    Failure of our related processing or information systems; and

     * Failure by us to effectively integrate new products or services.

     Furthermore, as our suppliers revise and upgrade their hardware, software and equipment technology, we could encounter difficulties in integrating the new technology into our business or the new systems may not be appropriate for our business. In addition, our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements may be cancelled by the vendor and the cancellation or nonrenewal of these agreements may have an adverse effect on us.

WE CURRENTLY ARE DEPENDENT ON OUR RELATIONSHIP WITH QWEST TO PROVIDE US WITH TELECOMMUNICATION SERVICES TO RESELL

     In March 2002, we entered into an agreement with Qwest Communications Corporation to resell Qwest's service. At this time, we do not have agreements with any other telecommunication carriers. Our agreement with Qwest is for a period of one year and may be terminated on 30 days notice. We cannot assure you that Qwest will not terminate the agreement or that we will be able to enter into agreements with any other carriers. Furthermore, if Qwest experiences financial difficulties, the difficulties may result in delays in our service. If this were to occur, it would have a materially adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO OBTAIN ACCESS TO TRANSMISSION LINES, IT MAY AFFECT OUR ABILITY TO DEVELOP OUR NETWORKS

     Although we are currently only a reseller, under our network build out strategy, we may lease from established telephone companies and competitive local exchange carriers local transmission lines connecting our future switches to particular telephone company central offices. In the future, we may seek to replace this leased capacity with our own fiber optic lines if warranted by traffic volume growth. We can make no assurances that all required transmission line capacity will be available to us on a timely basis or on favorable terms. If and when we seek to install our own fiber optic lines, we must obtain local franchises and other permits, as well as rights-of-way to utilize underground conduit and aerial pole space and other rights-of-way from entities, such as established telephone companies and other utilities, railroads, long distance companies, state highway authorities, local governments and transit authorities. We can make no assurances that we will be able to obtain and maintain the franchises, permits and rights needed to implement our network build out on favorable terms. The failure to enter into and maintain any required arrangements for a particular network may affect our ability to develop that network and may have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON CERTAIN KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES

     We are managed by a number of key executive officers. We believe that our success will depend in large part on our ability to continue to attract and retain qualified management, technical, marketing and sales personnel and the continued contributions of management and personnel. Competition for qualified employees and personnel in the telecommunications industry is intense and there are a limited number of persons with knowledge of and expertise in the industry. Although we have been successful in attracting and retaining qualified personnel, we can make no assurances that we will be able to hire or retain necessary personnel in the future. The loss of services of one or more of our key executives, or the inability to attract and retain additional qualified personnel, could materially and adversely affect us.

WE INTEND TO USE INDEPENDENT CONTRACTORS TO RECRUIT OUR CUSTOMERS WHO ARE LESS LIKELY THAN TRADITIONAL EMPLOYEES TO REMAIN WITH OUR COMPANY

     We currently use, and in the future intend to use, independent sales agents to sell our services. We believe that significant turnover among independent sales agents from year to year is typical of direct selling. Activities of the independent sales agent in obtaining new subscribers are particularly impacted by changes in the level of independent sales agent motivation, which in turn, can be positively or negatively affected by general economic conditions, modifications in the commission fees and in our marketing plan, and a number of intangible factors. Our ability to attract independent sales agents could be negatively affected by adverse publicity relating to UBC or its services or operations. Because of the number of factors that impact the recruiting of independent sales agents, we cannot predict when or to what extent increases or decreases in the level of our independent sales agent retention will occur. In addition, the number of independent sales agents as a percentage of the population may reach levels that become difficult to exceed due to the finite number of persons inclined to pursue an independent direct selling business opportunity.

BECAUSE OUR SALES FORCE IS MADE UP OF INDEPENDENT CONTRACTORS, WE HAVE LESS CONTROL OVER THE ACTIONS OF OUR SALES FORCE

     Because our independent sales agents are classified as independent contractors, and not as employees of UBC, we are unable to provide them with the same level of direction and oversight as UBC employees. While we expect to implement policies and rules governing the conduct of our independent sales agents and intend to periodically review the sales tactics of our agents, it will be difficult to enforce policies and rules for our independent sales agents. Violations of these policies and rules may reflect negatively on UBC. Long distance carriers have been subject to complaints before the FCC and state public utility commissions regarding the unauthorized switching of subscribers' long distance carriers (also known in the industry as "slamming").

WE MAY NOT HAVE THE ABILITY TO DEVELOP STRATEGIC ALLIANCES, MAKE
INVESTMENTS OR ACQUIRE ASSETS NECESSARY TO COMPLEMENT OUR EXISTING
BUSINESS

     We may seek, as part of our business strategy, to continue to develop strategic alliances or to make investments or acquire assets or other businesses that will relate to and complement our existing business. We are unable to predict whether or when any planned or prospective strategic alliances or acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Our ability to finance strategic alliances and acquisitions may be constrained by our degree of leverage at the time of strategic alliance or acquisition. We can make no assurances that any acquisition will be made or that we will be able to obtain financing needed to fund an acquisition.

     In addition, if we were to proceed with one or more significant strategic alliances, acquisitions or investments in which the consideration consists of cash, we could use a substantial portion of our available cash to consummate the strategic alliances, acquisitions or investments. The financial impact of strategic alliances, acquisitions and investments could have a material adverse effect on our business, financial condition and results of operations and could cause substantial fluctuations in our quarterly and yearly operating results. Furthermore, if we use our common stock as consideration for acquisitions our shareholders could experience dilution of their existing shares.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE ACQUIRED BUSINESSES AND
OPERATIONS

     As part of our business strategy, we will seek to develop strategic alliances or acquire complementary assets or businesses. Any future acquisitions or strategic alliances would be accompanied by the risks commonly encountered in similar transactions. Risks include, among others:

     * The difficulty of assimilating the acquired operations and personnel;

     * The disruption of our ongoing business and diversion of resources and management time;

     * The inability to maximize our financial and strategic position by the successful incorporation of licensed or acquired technology and rights into our service offerings;

     * The inability of management to maintain uniform standards, controls, procedures and policies;

     * The risks of entering markets in which we have little or no direct prior experience; and

     * The impairment of relationships with employees or clients as a result of changes in management or otherwise arising out of transactions.

     We can make no assurances that we will be able to successfully integrate acquired businesses or operations that we may acquire in the future.

WE MAY NOT BE ABLE TO LIST OUR STOCK ON AN EXCHANGE, AND EVEN IF WE DO, AN ACTIVE TRADING MARKET MAY NOT DEVELOP

     There is no public market for our common stock. Management intends to obtain a trading symbol on the OTC Bulletin Board and eventually on the NASDAQ Stock Market. There can be no assurance that we will be able to do so. If we are not able to obtain a listing on the OTC Bulletin Board or on an exchange, we will not be able to develop a market for our stock. In this event, it will be very difficult for purchasers of our stock to liquidate their investment.

     Even if we are able to obtain a listing on the OTC Bulletin Board, an active trading market may not develop. Typically, stocks traded on the OTC Bulleting Board or the pink sheets have very little liquidity, and therefore, it may be very difficult for purchasers of our common stock to liquidate their investments at favorable prices or at all.

THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY

     The market price of our common stock could be subject to significant fluctuations in response to:

     * The fact that our stock has never traded publicly and may trade on the OTC Bulletin Board or pink sheets;

     *    Variations in quarterly and yearly operating results;

     *    General trends in our industry, and

     * Changes in state or federal regulations affecting UBC or our industry.

     In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of affected companies. Broad market fluctuations may adversely affect the market price of our common stock. Additionally, because our common stock is expected to trade on either the OTC Bulleting Board or the pink sheets, a combination of limited liquidity and significant price fluctuations may prevent an investor from being able to liquidate their investment at a favorable price or at all.

A LIMITED NUMBER OF STOCKHOLDERS HAVE SUBSTANTIAL CONTROL OVER US AND COULD PREVENT STOCKHOLDERS FROM EFFECTING CORPORATE CHANGES

     Our directors and officers, in the aggregate, beneficially own approximately 75 percent of our outstanding common stock. Norstar, a related party, owns over 39 percent of our outstanding common stock. Mark Ellis, our president, chief executive officer and director, owns approximately 85 percent of Norstar's outstanding voting stock. Furthermore, Cybertel Communications Corp. owns approximately 21 percent of our outstanding stock. These stockholders are able to significantly influence all matters requiring approval by our stockholders, including:

     *    The election of directors;

     *    Exercise of control over our business and policies; and

     * The approval of mergers or other business combination transactions.

IF A TRADING MARKET DEVELOPS, UBC'S COMMON STOCK MAY BE SUBJECT TO "PENNY STOCK" REGULATIONS WHICH IMPOSE SIGNIFICANT LIMITATIONS ON THE ABILITY OF BROKER-DEALERS TO ENTER TRADES IN OUR COMMON STOCK

     Our securities will likely be subject to the penny stock rules. A "penny stock" is defined as a stock that has a price of $5.00 or less. The rules relating to "penny stocks" impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally defined as investors with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with a spouse). For example, the broker-dealer must deliver to its customer prior to effectuating any transaction, a risk disclosure document which sets forth information as to the risks associated with "penny stocks," information as to the salesperson, information as to the bid and ask prices of the "penny stock," the importance of the bid and ask prices to the purchaser, and investor's rights and remedies if the investor believes he has been defrauded. Also, the broker-dealer must disclose to the purchaser its aggregate commission received on the transaction, current quotations for the securities and monthly statements which provide information as to market and price information. In addition, for transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase and must have received the purchaser's written consent to the transaction prior to sale.

IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE
TELECOMMUNICATIONS INDUSTRY OUR BUSINESS COULD BE ADVERSELY AFFECTED

     The telecommunications industry is subject to rapid and significant changes in technology, including continuing developments in DSL technology and VoIP, which do not presently have widely accepted standards, and alternative technologies for providing high-speed data transport and networking. The absence of widely accepted standards may delay or increase the cost of our market entry due to changes in equipment specifications and customer needs and expectations. If we fail to adapt successfully to technological changes or obsolescence, fail to adopt technology that becomes an industry standard or fail to obtain access to important technologies, our business, financial condition or results of operations could be materially adversely affected. We may also be dependent on third parties for access to new technologies. Also, if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those technologies and in their markets.

ITEM 2. DESCRIPTION OF PROPERTY.

     Our address is 18200 Von Karman Avenue, 10th Floor, Irvine, California 92612. Our telephone number is (949) 474-1500. We currently occupy approximately 20,416 square feet of office space. We do not have a formal lease as of the date of this report. Instead, we have a verbal agreement with Norstar to assume its leases. However, the landlord has yet to agree to an assignment, so we currently maintain the status of a tenant-at-will, which means either we or our landlord may terminate our occupancy of the office space at any time. For the time being, we are paying $43,000 per month under our verbal agreement. If we successfully assume the leases, our payments escalate over the term of the leases, with our maximum payments equaling approximately $49,000 per month during year five of the lease As of the date of this report, we are in negotiations with the landlord to formalize a lease agreement, but no agreement has been reached. If we cannot execute a lease agreement, we may be forced to relocate. If that should happen, we do not anticipate any difficulty in finding suitable office space. Our office space serves as our corporate headquarters and also contains our sales and marketing and customer service departments.

ITEM 3. LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is currently no public trading market for our common stock. As of the date of this report, 334,000 shares of common stock were subject to outstanding options or warrants. We have not agreed to register any of our outstanding shares of common stock under the Securities Act, and as of the date of this report, no shares of common stock could be sold pursuant to Rule 144 under the Securities Act.

     As of the close of business on the date of this report, our outstanding common stock was held by eight beneficial holders of record. We have never paid dividends on our common stock. As we anticipate that all of our future earnings will be retained for the development of our business, we do not expect to pay any cash dividends in the foreseeable future. Any actual payment of future dividends will be at the discretion of our board of directors and will be based on our future earnings, financial condition, capital requirements and other relevant factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     As of the date of this report, our 2001 Stock Option Plan is our only equity compensation plan which has been approved by our stockholders. Under the plan we are authorized to issue 4,000,000 shares of our common stock, of which 334,000 options have been granted to Mark Ellis. The weighted average exercise price of the outstanding options is $1.50 per share.

RECENT SALES OF UNREGISTERED SECURITIES

     In September 2000, we, as Beech Corp., issued 5,000,000 shares of our restricted common stock to our initial incorporator. However, the shares were cancelled and in October 2000, we issued 5,000,000 shares of our restricted common stock to Scott Watrous, our initial officer and director. Mr. Watrous received the shares in consideration for the provision of services to us, which we valued at $5,000. In August 2001, Mr. Ellis, our president and chief executive officer acquired these shares from Mr. Watrous in consideration for the payment of $50,000 and 75,000 shares of restricted common stock in Beech Corp.

     There are two stock certificates each for 5,000,000 shares of restricted stock in Beech, Corp. that are not in our possession. We have received representation that these shares were cancelled at the time Mr. Ellis purchased Beech Corp. We have treated these shares as cancelled and no longer outstanding.

     In January 2002, we issued 1,711,933 shares of restricted common stock to Norstar Communications, Inc. pursuant to an asset purchase and sale agreement which we entered into in January 2002 and additional consideration consisting of:

     * Our promissory note in the amount of $257,983.77, payable only out of shares of our common stock valued at $0.21 per share;

     * Our promissory note in the amount of $46,545, payable in cash only;

     * Our assumption of capital lease liabilities in the amount of $104,779.98;

     *    Our receipt of assets valued at 778,048.76.

     The issuance of common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and a related state private offering exemption.

     In January 2002, we issued 25,000 shares of our restricted common stock to McCabe Ventures in consideration for providing consulting and financial services with respect to our proposed financing efforts. The services provided to us were valued at $1,250.

     In January 2002, we issued 410,000 shares of our common stock valued at $68,000 in lieu of cash compensation to three employees: Mr. Ellis, Mr. Richard Dunham (our former chief financial officer), and Ms.
Gabrielle Ruelas, our vice president of operations.

     In February 2002, we commenced an offering for sale and issuance of up to $24 million worth of securities convertible into common stock in an equity private transaction to a limited number of accredited investors. The offering was for 1.5 million units; each unit consisting of four shares of Series A convertible preferred stock and one warrant to purchase common stock. The warrants are exercisable at $4.00 per warrant until June 30, 2003. The Series A convertible preferred stock is convertible into common stock, on or after June 30, 2004 at the conversion rate of one share of Series A convertible preferred stock for one and one-half shares of our common stock. The offering was pursuant to the exemptions from registration provided by Regulation D of the Securities Act. As of the date of this report we have sold 4,800 shares of our Series A preferred stock and 1,200 warrants to three investors, for a total sum of $52,800. On August 9, 2002, we terminated the offering.

On March 11, 2002, we issued 4,186,260 shares of our restricted common stock pursuant to a second asset purchase and sale agreement with Norstar in consideration for the acquisition of certain other assets of Norstar, valued at $665,260, and retirement of the promissory note, dated January 2, 2002, in favor of Norstar in the amount of $257,983, payable only out of shares of our common stock valued at $0.21 per share.

     On March 28, 2002, we issued 26,000 shares of our restricted common stock and paid $48,000 in cash to Monarch Communications, Inc. pursuant to an asset purchase agreement in which we acquired Monarch's direct billing customer base valued at $49,300.

     On May 31, 2002, we issued 100,000 shares of our restricted common stock to two individuals, David Golkar and Ray Astanei, in exchange for all of the issued and outstanding stock of Universal Information
Services, Inc.  We valued this acquisition at $5,000.

     On August 30, 2002, we issued 1,000,000 shares of our restricted common stock to Cybertel pursuant to an Independent Client Service Agreement in which Cybertel will provide management consultative services valued at $500,000.

     On August 30, 2002, we issued 125,000 shares of our restricted common stock to Cybertel for the purchase of a telecom switch valued at $62,500.

     On August 30, 2002, we executed that certain Capital Stock Exchange Agreement with Cybertel relating to the purchase of all of the issued and outstanding shares of the capital stock of AWI Global Technologies, Inc., a Nevada corporation, owned by Cybertel. AWI Global Technologies Inc. is a recently formed development stage company with no assets or liabilities. In consideration for the exchange described in the agreement, we conveyed to Cybertel 2,000,000 shares of our common stock, valued at $0.50 per share. The agreement closed on August 30, 2002.

     On August 30, 2002, we issued 220,000 shares of our restricted common stock to USM Capital Group, Inc. pursuant to an Independent Client Service Agreement in which USM will provide financial consultative services valued at $110,000.

     On August 30, 2002, we issued 200,000 shares of our restricted common stock to Commerce Development Corporation, Ltd. pursuant to an Independent Client Service Agreement in which Commerce will provide financial consultative services valued at $100,000.

     On August 30, 2002, we issued 100,000 shares of our restricted common stock to Soltech, Inc. pursuant to an Independent Client Service Agreement in which Soltech, Inc. will provide operational consultative services valued at $50,000.

     The issuance of all shares of our common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and related state private offering exemptions, including the offering of our securities pursuant to Regulation D described above. The individuals were sophisticated investors who took their shares for investment purposes without a view to distribution and had access to information concerning UBC and its business prospects, as required by the Securities Act. In addition, there was no general solicitation for the purchase of our shares, inasmuch as our securities were offered to less than 15 purchasers, four of whom were officers or directors of UBC, or its predecessor, and as for the other purchasers, we had a preexisting relationship.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 7 of this Form 10-KSB.

GENERAL

     During the year ended December 31, 2001, we were in the development stage and had no revenues from planned operations. We were incorporated as a Nevada corporation in September 2000 as a development stage company whose purpose was to identify and complete a merger or acquisition with a private entity. We elected to pursue mergers or acquisitions in the telecommunication industry because of the background and experience of our president, chief executive officer and principal stockholder, Mark Ellis. Our acquisition program intends to focus on acquiring customer bases of long distance resellers with strong gross profit margins and low customer attrition. It is our hope that the implementation of acquired customer bases into our infrastructure will generate increased earnings and cash flow through cost reduction, flow through of gross profits to net earnings, and the marketing of additional services to the acquired customer bases.

     We have recently made four acquisitions. On November 30, 2001, we entered into an initial asset purchase and sale agreement with Norstar, a California based telecommunications reseller, for the acquisition of certain assets and rights and obligations of certain leases owned by Norstar, including Norstar's direct billing customer base. The agreement was subsequently amended on January 22, 2002, but with an effective date of January 2, 2002. On September 20, 2002, the agreement was further amended. As finally amended, the customer base and assets acquired by us from Norstar had a combined net value of $778,048. In consideration for the agreement, we:

     * Issued 1,711,933 shares of our restricted common stock valued at $368,739;

     * Issued a promissory note in the amount of $257,983, payable only out of shares of our common stock valued at $0.21 per share;

     * Issued a promissory note in the amount of $46,545, payable only in cash; and

     * Agreed to assume approximately $104,779 of capital lease liabilities.

     On March 11, 2002, we entered into a second asset purchase and sale agreement with Norstar for the acquisition of its LEC billing customer base and the related receivables. The agreement was subsequently amended on September 20, 2002. As amended, the customer base and assets acquired had a combined net value of approximately $665,260.63. In addition, the $257,983 promissory note payable only out of shares of our common stock valued at $0.21 per share and issued pursuant to the initial asset purchase and sale agreement with Norstar, was paid in full. In consideration for this second agreement with Norstar, we:

     * Issued 4,186,260 shares of our restricted common stock valued at $901,694.

     *    Agreed to assume $21,550 in capital leases.

     On April 1, 2002, we entered into an asset purchase agreement with Monarch Communications, Inc., a San Diego based telecommunications provider, for the acquisition of its direct billing customer base valued at $49,300. In consideration, we issued 26,000 shares of our restricted common stock and paid $48,000 in cash.

     On May 31, 2002, we acquired Universal Information Services, Inc., a California based reseller of long distance services valued at $5,000. We issued 100,000 shares of our restricted common stock.

     On August 30, 2002, we executed that certain Capital Stock Exchange Agreement with Cybertel Communications Corp. relating to the purchase of all of the issued and outstanding shares of the capital stock of AWI Global Technologies, Inc., a Nevada corporation, owned by Cybertel Communications Corp. AWI Global Technologies Inc. is a recently formed development stage company with no assets or liabilities.

     In consideration for the exchange described in the agreement, we conveyed to Cybertel 2,000,000 shares of our common stock, valued at $0.50 per share. The agreement closed on August 30, 2002.

     It is contemplated by the parties that certain of the shares of the stock of AWI Global Technologies acquired by us will be spun-off to our stockholders pursuant to a registration statement on Form SB-2 to be filed by us under the Securities Act, as soon as is reasonably possible after the closing, with such shares being freely tradable.

     Our board of directors did not obtain an independent evaluation of any of the above-described transactions. The transactions with Norstar should be considered non-arm's length as Mark Ellis, an officer and director, is also a major stockholder, director and officer of Norstar.

     During the fiscal year ended December 31, 2001, we conducted no material operations. However, with our recent acquisitions of several customer bases, we have begun to implement our business plan and conduct telecommunications operations. Our cash requirements for the next 12 months are estimated to be approximately $400,000 per month. Our current cash flow from operations is not sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, and consequently, we have obtained and will continue to seek additional financing. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing. See "Recent Sales of Unregistered Securities."

     On August 1, 2002, we executed an Independent Client Service
Agreement with Alexander & Wade, Inc. Under the terms of the agreement, Alexander & Wade was engaged to:

     * Advise and assist in reviewing UBC's customer business portfolios and other business assets.

     * Advise, assist and provide business contacts to UBC for possible mergers and acquisitions, which include but not limited to seek a spin-off merger shell, preparing UBC for merger and into a publicly traded company, locating a legal and audit team to complete a public traded company task on or about October 31, 2002.

     * Advise, assist and provide all documentations to setup an S-8 program and introduce an S-8 administrator to handle the administration and the trading of the S-8 programs.

     * Advise, assist and provide business management and infrastructure consulting services.

     The agreement calls for the issuance to Alexander & Wade, for its services under the agreement, 4.99% of our common stock outstanding as a refundable retainer fee prior to completion of the second bullet point above. As of the date of this report on Form 10KSB, the stock has not been issued. If the Company would have issued the stock as of October 3, 2002, Alexander & Wade would have received 733,699 shares. However, the Company intends on issuing the stock at a later date, and as a result, the amount of outstanding stock may be higher at the time the stock is issued, which could result in a significantly higher amount of shares being issued to Alexander & Wade. In addition, Alexander & Wade is to receive $15,000 per month in cash payments after receipt of an invoice for services provided on a monthly basis. This monthly amount is payable on a weekly basis of $3,750 per week, commencing on Friday, August 2, 2002 and each Friday thereafter until the total amount of $45,000 is paid in full. The payment terms shall expire on or about October 31, 2002.

     Other than in connection with our ongoing acquisition strategy, we do not expect to invest in any new research and development activities, nor do we expect to purchase or sell any plant and/or equipment.

COST STRUCTURE

     Our costs and expenses include:

     *    Selling and marketing;

     *    General and administrative; and

     *    Interest and depreciation.

     Sales and marketing expenses include the expenses associated with acquiring customers, establishing brand recognition, commissions paid to sales personnel, advertising costs and customer referral fees. We expect sales and marketing expenses to significantly increase as we aggressively market our products and services and add personnel to our marketing staff.

     Sales and marketing expenses are expected to increase both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant expenditures to build brand recognition to the extent possible due to our relatively small size. Much of our sales and marketing expenses are anticipated to be expanded to obtain strategic relationships with a variety of agents, publications, portals, content providers and other key customer destinations on the Internet.

     General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of travel, business entertainment, rent and utilities. A large portion of our general and administrative expenses is allocated to operations. We expect operations expenses to increase over time to support new and existing customers. We expect general and administrative costs to increase to support our growth, particularly as we establish a larger organization to implement our business plan. We plan to incur costs for product development, though they are not expected to increase as a percentage of revenue.
Over time, we expect these relatively fixed general and administrative expenses to decrease as a percentage of revenue, primarily as a consequence of increased revenues.

RESULTS OF OPERATIONS

     We had no revenues for the years ended December 31, 2000 and 2001. We anticipate revenues will be generated from our marketing efforts to obtain new customers as well as the acquisition of new customer bases from small telecommunications companies, and our acquisition of the customer bases of Norstar and Monarch and converting these customers to our long distance contract carrier, Qwest.

     There should be little or no seasonal change in the revenue stream of our business.

     We had no direct costs or cost of goods sold for the years ended December 31, 2000 and 2001 As we expand during this next 12 months we will incur costs to increase as our customer base and services offered.

     General and Administrative costs increased to $64,944 for the year ended December 31, 2001 from $5,500 for the year ended December 31, 2000. As we continue to gain network access, expand our product offering, amortization of acquisition costs, amortization of deferred compensation costs and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts, legal costs and hiring of additional personnel. These costs are expected to increase as a percentage of revenue, over the next 12 months until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

LIQUIDITY AND CAPITAL RESOURCES

     To pursue our acquisition strategy, we will require capital to acquire and integrate targeted companies or customer bases and build an infrastructure to support the acquired businesses. To accomplish these goals, we will need to obtain outside financing and substantially increase our revenues. There can be no assurance we will be able to successfully do either.

     Our future capital requirements will depend on numerous factors, including:

     *    Size of our customer base;

     *    The number of acquisitions completed;

     * The willingness of sellers to accept our stock as consideration;

     *    Market acceptance of our services;

     *    Brand promotions;

     * The amount of resources we devote to the development of our current and future products; and

     * The expansion of our in-house sales force and marketing our services.

     We may experience a substantial increase in our capital expenditures and lease arrangements consistent with the growth in our operations and adding additional personnel. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing.

FINANCIAL ISSUES RELATING TO NORSTAR

     Inasmuch as we acquired substantial assets from Norstar Communications, Inc. pursuant to an agreement negotiated in 2001, but which was effective as of January 2, 2002, as well as the Norstar assets acquired in March 2002, under the SEC's accounting rules we are required to include in this report the audited financial statements of Norstar for the years ending December 31, 2000 and 2001. The following discussion regarding Norstar's financial condition and results of operations should be read in conjunction with its financial statements and related notes contained in Item 7 of this Form 10-KSB.

NORSTAR RESULTS OF OPERATIONS

     Since inception on December 13, 1999 to December 31, 2001, Norstar incurred an operating loss of $4,553,108. Norstar's revenues during that period were approximately $4,227,062 and its total expenses were $6,237,366. Norstar's sales primarily arise from the resale of telecommunications services to its customers.

     The total expenses of $8,836,245 included the following notable expenses:

     *    $3,250,697 of cost of sales,

     *    $1,401,860 of salary expense;

     *    $550,276 of marketing expense;

     *    $443,192 of facility rent and related costs;

     *    $303,681 of bad debt expense;

     * $413,500 of consulting expense for legal, software, investor advisory services;

     * $196,237 of software costs for new billing and accounting software systems;

     *    $210,370 of depreciation and amortization expense; and

     * $650,178 of non-recurring expenses related to the process of raising capital to fund operations.


ITEM 7. FINANCIAL STATEMENTS.

Our financial statements, including those relating to Norstar
Communications, Inc., are set forth immediately following the signature page of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth information as of the date of this report regarding our executive officers and directors as well as other key members of our management:

         NAME       AGE               POSITION
         ----       ---               --------
  Mark Ellis         36  President, Chief Executive Officer and Director
  William D. Savage  59  Chief Operating Officer and Director
  Stephen A. Garcia  43  Chief Financial Officer and Director
  Gabrielle Ruelas   33  Vice President of Operations
  Tracy Bonds        41  Provisioning and Billing Manager

     Mark Ellis has been our president, chief executive officer and a director since August 2001. Mr. Ellis has over five years of experience in the telecommunications industry, serving in executive management positions with several telecommunication ventures. Mr. Ellis is also currently the president and a director of Norstar Communications, Inc., a California based telecommunications reseller. He has served as the president and a director of Norstar since 1999. From 1997 to 1999, Mr. Ellis was chief executive officer of TelQuest Communications, Inc., a start-up telecommunications company. He served as staff accountant at International Aluminum Corporation from 1990 to 1992. From 1983 to 1986, Mr. Ellis was a statistical analyst at Northrop Grumman Corporation. Mr. Ellis is currently enrolled at DePaul University in order to complete his Master's degree. Mr. Ellis and Ms. Ruelas, our vice president of operations, are husband and wife. There are no other family relationships among any of our directors or executive officers.

     William D. Savage has served as our chief operating officer and director since August 5, 2002. Mr. Savage served as senior manager with Allnet Communication Services, Inc., traded on NASDAQ, from 1987 until 1991. In 1991 until 1994, he was employed by Excel Telecommunications, Inc., traded on the New York Stock Exchange, as vice president of customer service and administration. Mr. Savage was senior vice president of operations of National Telephone and Communications, Inc., traded on NASDAQ, from January 1994 until December 1996. Then from January 1997 until December 1998, Mr. Savage was general manager and executive vice president of operations of Performance Telecom, Inc. and Performance Capital Management, Inc. In December 1998, Mr. Savage formed his own consulting firm, Savage Consulting. From July 1999 to January 2001, Mr. Savage was managing director of International Exchange Communications, Inc., and senior vice president of operations of Pacific Gateway Exchange traded on NASDAQ. From January 2001 until March 2002, Mr. Savage was president of Matrix Telecom. From March 2002, until he joined UBC, Mr. Savage was the owner of Get Savage Consulting, L.L.C.

     Stephen A. Garcia has served as our chief financial officer and director since August 26, 2002. From 1987 until 1992, Mr. Garcia served with the audit service group of Deloitte & Touche, LLP. Mr. Garcia served as controller of Melles Griot, Inc. from 1993 until 1997. From April 1997 until November 2001, Mr. Garcia served in various capacities for Incomnet Communications Corp., traded on NASDAQ, including chief financial officer, corporate controller and vice president of finance. From December 2001, until he joined UBC, Mr. Garcia served as chief financial officer for CCC GlobalCom Communications Corporation, traded on NASDAQ.

     Gabrielle Ruelas has been our vice president of operations since February 2002. Ms. Ruelas has over five years of telecommunications industry experience. From 2001 to 2002, Ms. Ruelas served as vice president of operations for Norstar Communications, overseeing the operations in all departments. From 1997 to 2001, she was the principal of Advanced Marketing Group, a consulting and marketing firm serving clients nationwide. In 1997, Ms. Ruelas also served as an independent sales agent for AT&T and several other telecommunications providers. Ms. Ruelas is the wife of Mark Ellis, our president, chief executive officer and a director.

     Tracy Bonds has served as our provisioning and billing manager since February 2002. Her responsibilities include reconciling carrier, LEC and outside print vendors invoices; LEC & Direct Billing, rating call records, building rate table and new products and working all unbillables; and all areas of switched and dedicated provisioning. From 2000 to 2001 she was director of network support at IECOM, located in Santa Ana, California, where she hired, managed and trained the staff, and was responsible for monitoring fraud of the network, and working and resolving all vendor/network trouble tickets. She was also responsible for building trunk groups over the network. From 1998 to 2000 she was the director of operations for ACS located in Santa Ana, California.
From 1995 to 1998 she was the order processing manager for NTC.

BOARD OF DIRECTORS

     Our articles of incorporation provide that the number of members of our board of directors shall be not less than one and not more than nine. Our current number of directors is three. Directors are elected by the stockholders at the annual meeting in the year their term expires and until their successors are duly elected and qualified. Directors are elected for a term of one year. All of the officers of UBC serve at the discretion of our board of directors.

BOARD COMMITTEES

     Our board of directors has created a compensation committee, an audit committee, finance committee, nomination and governance committee. No committee has yet to meet. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. The members of the compensation committee are Messrs. Ellis, Savage and Garcia. Mr. Ellis is the chairman of the compensation committee.

     The audit committee will make recommendations to the board of directors regarding the selection of independent auditors, review the results and scope of audits and other accounting related services, and review and evaluate UBC's internal control functions. The members of the audit committee are Messrs. Savage and Garcia, with Mr. Garcia serving as the chairman.

     The finance committee will review our financial affairs and make recommendations to the board of directors as the committee may consider in UBC's best interests. There are currently no members assigned to the committee.

     The nomination and governance committee will recommend to our board nominees for election and review positions on corporate governance. There are currently no members assigned to the committee.

     Copies of the charters for the compensation committee and the audit committee are attached as exhibits to this report.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF
LIABILITY

     Our articles of incorporation provide for us to indemnify any director against any liability asserted against or incurred by a director in a capacity or arising out of the status as a director to the maximum extent permitted by law. We will pay for or reimburse the reasonable expenses (including attorney's fees) incurred by a director who is a party to a proceeding in advance of final disposition to the maximum extent permitted by law. We will indemnify and advance expenses to any officer, employee or agent who is not a director as may be authorized by the board of directors or when required by applicable law.

     At present, there is no pending or threatened litigation or proceeding involving any director or officer, employee or agent of ours where indemnification will be required or permitted.

CEASE AND DESIST ORDERS

     On April 5, 2001, the State of Pennsylvania issued a cease and desist order against Norstar, Mark Ellis, and Paul Kotter, a sales agent for Norstar. The order alleged that the respondents were selling unregistered securities in Pennsylvania and that Mr. Kotter was not registered as an agent in Pennsylvania. The order prohibits Norstar, Mr. Ellis or Mr. Kotter from offering or selling securities in Pennsylvania.

     On March 12, 2002, the State of Colorado issued a cease and desist order against Norstar and two sales agents of Norstar, James McKibbin and Thomas Rabion. The order alleged that Norstar, Mr. McKibbin and Mr. Rabion were selling unregistered securities in Colorado, and that the sales agents were not licensed in Colorado as broker-dealers or sales representatives. In addition, the Colorado Securities Board concluded that the three respondents violated the anti-fraud provisions under Colorado's securities laws. The order prohibits Norstar, McKibbin and Rabion from offering or selling Norstar securities in or from Colorado.

     Neither of the Cease and Desist orders relate to UBC nor the sale of UBC's securities. However, due to Mr. Ellis' involvement with the sale of Norstar's securities, securities regulators may raise issues concerning the future sale of our securities. If this should happen, we may experience difficulties in the sale of our securities.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the fiscal year ended December 31, 2001, two stockholders inadvertently failed to comply with applicable filing requirements under
Section 16(a) of the Exchange Act. Mr. Ellis and Norstar Communications, Inc., both holders of more than 10 percent of our stock, inadvertently failed to file Form 3, reporting their initial statements of beneficial ownership of securities. Also, Mr. Ellis and Norstar each failed to file a Schedule 13D as required by the Exchange Act, at the time they acquired our stock. However, as of the date of this report, all filings required by the Exchange Act with respect to officers, directors and controlling persons have been made.

ITEM 10.   EXECUTIVE COMPENSATION.

     On November 1, 2001, we executed an employment contract with Mark Ellis, which provided for an initial annual base salary of $250,000. Mr. Ellis deferred receiving any salary pursuant to this agreement until our fiscal year 2002. As of the date of this report, for the year 2001, we have accrued salary for Mr. Ellis in the amount of $43,000. In addition, under his employment contract, Mr. Ellis received 334,000 options to purchase our common stock at an exercise price of $1.50 per share. The options will expire on December 5, 2004. See "Employment Contracts."

COMPENSATION OF DIRECTORS

     Our directors receive 40,000 shares of our restricted common stock for serving as directors. They also receive $1,500 for their physical attendance at each meeting of the board and $750 if they attend by telephonic means. We intend to reimburse all of our non-employee directors for all direct expenses incurred by them in attending a board of directors meeting and any meeting of a committee on which they serve. We do not currently have any non-employee directors.

EMPLOYMENT CONTRACTS

     We have entered into employment contracts with Mark Ellis, William
D. Savage, Stephen A. Garcia and Gabrielle Ruelas. We previously had an employment contract with Richard Dunham, our former chief financial officer and director. On August 12, 2002, Mr. Dunham was terminated as chief financial officer, and on August 21, 2002, he resigned as a director of UBC.

     On November 1, 2001, we entered into a five-year employment contract with our president and chief executive officer, and director, Mark Ellis. The contract provides for an initial salary of $250,000 per year, with annual increases of $50,000. The contract also provides for a minimum annual bonus of $50,000, escalating up to $200,000, based on UBC attaining certain levels of revenue. Mr. Ellis will also receive 334,000 options a year to purchase common stock for each of the first three years of the contract, up to 1,000,000 shares, with exercise prices of $1.50, $2.00 and $2.50, respectively. These options were approved by our board of directors and issued to Mr. Ellis in December 2001. Mr. Ellis also receives an auto allowance of $1,500 per month, a $2,000,000 life insurance policy and other benefits available to our executive officers. Furthermore, in the event our board of directors determines that the continued employment of Mr. Ellis is detrimental to UBC, Mr. Ellis is entitled to termination pay equal to two years his then current base annual salary.

     On May 13, 2002, we entered into a one-year employment agreement with our former chief financial officer and director, Richard Dunham.
The agreement provided for a salary of $104,000 and the issuance of 50,000 shares of our common stock. Mr. Dunham was to also receive 10,000 options to purchase common stock, vesting monthly over a 12-month period, at an exercise price of 85 percent of the valuation of our common stock on the date of grant. At our option, we had the right to extend the employment agreement with Mr. Dunham for one additional year at a base salary of $112,320. However, we elected to terminate Mr. Dunham's employment on August 12, 2002. On the date of his termination, Mr. Dunham held vested options for 2,500 of our shares.

     On February 1, 2002, we entered into a three-year employment agreement with our vice president of operations, Gabrielle Ruelas. The agreement provides for an initial base salary of $75,000, with annual increases of $10,000 per year. Ms. Ruelas also received 25,000 shares of our common stock and 5,000 options to purchase our common stock vesting monthly over a 12-month period, at an exercise price of 85 percent of the valuation of our common stock on the date of grant.

     On August 5, 2002, we entered into a two-year employment agreement with our chief operating officer and director, William D. Savage. The agreement provides for a base salary of $120,000 during the first year, increasing to $150,000 for the second year. Mr. Savage also received 150,000 shares of our common stock which vested immediately, and 75,000 options to purchase our common stock vesting monthly over a 12-month period, at an exercise price of $1.50 per share.

     On August 26, 2002, we entered into a two-year employment agreement with our chief financial officer and director, Stephen A. Garcia. The agreement provides for a base salary of $120,000 during the first year, increasing to $160,000 for the second year. Mr. Garcia also received 100,000 shares of our common stock which vested immediately, and 75,000 options to purchase our common stock vesting monthly over a 12-month period, at an exercise price of $1.50 per share.

STOCK OPTIONS

OPTIONS GRANTED

     See "Employment Contracts," for a discussion of all of the options covering our stock which have been granted as of the date of this report.

2001 STOCK OPTION PLAN

     In December 2001, we adopted the 2001 Stock Option Plan, which provides for the issuance of options to purchase up to 4,000,000 shares of common stock to our employees, officers, directors, and consultants. The plan was approved by our stockholders in December 2001. Unless sooner terminated, the plan will expire in November 2005. As of the date of this report, 334,000 options have been issued to Mark Ellis. The weighted average exercise price of the outstanding options is $1.50 per share.

     The purpose of the plan is to encourage stock ownership by our employees, officers, directors, and consultants so that they may acquire or increase their proprietary interest in UBC, and is intended to facilitate UBC's efforts to:

     * Induce qualified persons to become our employees, officers, or consultants;

     * Compensate our employees officers, directors, and consultants for past services; and

     * Encourage persons to become employed by or remain in the employ of or otherwise continue their association with us and to put forth maximum efforts for the success of our business.

     The plan is not intended to be the exclusive means by which we may issue options or warrants to acquire our common stock, stock awards or any other type of award. To the extent permitted by applicable law, we may issue any other options, warrants or awards other than pursuant to the plan without stockholder approval.

     The plan is administered by the board of directors. At its discretion, the board may determine the persons to whom options may be granted and the terms thereof.

     The terms of any options granted under the plan are not required to be identical as long as they are not inconsistent with the express provisions of the plan. In addition, the board may interpret the plan and may adopt, amend and rescind rules and regulations for the administration of the plan.

     Options may be granted as incentive stock options ("Incentive Options") intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options ("Non-Qualified Options") which are not intended to so qualify. Only employees of UBC are eligible to receive Incentive Options. The period during which options may be exercised may not exceed 10 years.
The exercise price for Incentive Options may not be less than 100 percent of the fair market value of the common stock on the date of grant; except that the exercise price for Incentive Options granted to persons owning more than 10 percent of the total combined voting power of the common stock may not be less than 110 percent of the fair market value of the common stock on the date of grant and may not be exercisable for more than five years. The exercise price for Non-Qualified Options may not be less than 85 percent of the fair market value of the common stock on the date of grant. The plan defines "fair market value" as the value of the stock on a given date as determined by the committee in accordance with the Treasury department regulations applicable to "incentive stock options" within the meaning of Section 422 of the Code.

     The plan contains provisions for proportionate adjustment of the number of shares issuable upon the exercise of outstanding options and the exercise price per share in the event of stock dividends, recapitalization resulting in stock splits or combinations or exchange of shares.

     If UBC is subject to a change in control as a result of its sale, transfer or other disposition of all or substantially all of its assets, UBC may elect to cancel all outstanding options, pursuant to 15 days notice, upon consummation of the sale, transfer or other disposition. If UBC merges or consolidates with another corporation, whether or not UBC is the surviving corporation, outstanding options shall be subject to the agreement of merger or consolidation which without participant's consent may provide for:

     * The continuation of outstanding options by UBC (if it is the surviving corporation),

     * The assumption of the plan and outstanding options by the surviving corporation or its parent,

     * The substitution by the surviving corporation or its parent of options with substantially the same terms for the outstanding options, or

     * If a change in control is involved, the termination of the outstanding options as described above.

     Except as otherwise provided under the plan, an option may not be exercised unless the recipient then is an employee, officer or director of or consultant to UBC, and unless the recipient has remained continuously as an employee, officer or director of or consultant to UBC since the grant of the option.

     If an optionholder ceases to be an employee, officer or director of, or consultant to UBC (other than by reason of death or permanent disability), other than for cause, the holder may exercise any options or Stock Appreciation Rights ("SARs") that are vested but unexercised on the date his service is terminated until earlier of:

     *    30 days after the date of termination of service, or

     *    The expiration date of the options or SARs.

     However, termination of employment at any time for cause immediately terminates all options or SARs held by the terminated employee. If termination is by reason of disability, however, the holder may exercise his or her options or SARs until the earlier of:

     *    12 months after the termination of service, or

     *    The expiration of the term of the option or SAR.

     If the holder dies while in service to UBC, the holder's estate or successor by bequest or inheritance may exercise any options or SARs that the holder was entitled to exercise on the date of his death at any time until the earlier of:

     *    The period ending one year after the holder's death, or

     *    The expiration of the term of the option or SAR.

     Options granted under the plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, or the rules thereunder. Options may be exercised, during the lifetime of the recipient, only by the recipient and thereafter only by his legal representative.

     The board of directors may suspend, terminate, modify or amend the plan but no amendment, modification, extension, assumption, cancellation or discontinuation shall be made (except those specifically permitted under other provisions of the plan):

     * Which would impair the rights of an optionee or participant under a stock option theretofore granted or which would cause an optionee's or participant's existing Incentive Stock Option to no longer qualify as an Incentive Stock Option, without the optionee's or participant's consent, or

     * Which, without approval of the stockholders of UBC, would cause the plan to no longer comply with the rules promulgated by the Securities and Exchange Commission under authority granted in
          Section 16 of the Exchange Act, if UBC is then a reporting company, Section 422 of the Code, or any other statutory or regulatory requirements.

     SARs will entitle the recipient to receive a payment equal to the appreciation in market value of a stated number of shares of common stock from the price on the date the SAR was granted or became effective to the market value of the common stock on the date first exercised or surrendered. The board may determine such other terms, conditions or limitations, if any, on any awards granted pursuant to the plan.






                       (INTENTIONALLY LEFT BLANK)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this prospectus, by:

     * Each person who beneficially owns more than five percent of our outstanding shares common stock;

     *    Each director of UBC;

     *    Each named executive officer; and

     *    All directors and officers as a group.

                                                             SHARES BENEFICIALLY
                                                                 OWNED (2)
                                                         --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    NUMBER        PERCENT
----------------------------------------                    ------        -------

Mark Ellis (3) . . . . . . . . . . . . . . . . . . . . . 11,507,193         74.5
William D. Savage (4). . . . . . . . . . . . . . . . . .    175,000          1
Stephen A. Garcia (5). . . . . . . . . . . . . . . . . .    118,750          *
Gabrielle Ruelas (6) . . . . . . . . . . . . . . . . . . 11,507,193         74.5
Norstar Communications, Inc (7). . . . . . . . . . . . .  5,898,193         39.1
Cybertel Communications Corp(8). . . . . . . . . . . . .  3,125,000         20.7
All directors and officers as a group (four persons) . . 11,800,943         75.0

__________
     *    Less than 1 percent.
     (1) Unless otherwise indicated, the address for each of these stockholders is c/o Universal Broadband Communications, Inc., 18200 Von Karman Avenue, 10th Floor, Irvine, California 92612. Each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
     (2) Beneficial ownership is determined in accordance with the rules of the SEC. Includes shares of common stock not outstanding, but which are subject to options exercisable within 60 days of the date of the information set forth in the tables, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding common stock with respect to the holder of options. The shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person. Currently, the only individual who owns any options which are reflected in the table above is Mr. Ellis. Mr. Ellis owns 334,000 options to purchase common stock at an exercise price of $1.50 per share, and that expire in December 2004.
     (3)  Mr. Ellis owns directly 5,225,000 shares of our stock.
     (4) Mr. Savage has been granted an option to acquire 75,000 shares of our stock. The options vest over a 12 month period beginning on August 5, 2002. As of the date of this report, options for 12,500 shares have vested and options for 12,500 shares will vest within 60 days of the date of this report.
     (5) Mr. Garcia has been granted an option to acquire 75,000 shares of our stock. The options vest over a 12 month period beginning on August 26, 2002. As of the date of this report, options for 6,250 shares have vested and options for 12,500 shares will vest within 60 days of the date of this report.
     (6) Mr. Ellis may be deemed to be the beneficial owner of the shares owned by his wife, Gabrielle Ruelas. Likewise, Ms. Ruelas may be deemed to be the beneficial owner of those shares owned by Mr. Ellis, her husband. Ms. Ruelas has been granted an option to acquire 5,000 shares of our stock. The options vest over a 12 month period beginning on February 1, 2002. As of the date of this report, options for 2,500 shares have vested and options for 833 shares will vest within 60 days of the date of this report.
     (7) Mr. Ellis may also be deemed to be the beneficial owner of the shares owned by Norstar based on his ownership of approximately 85 percent of the outstanding voting stock of Norstar.
     (8) Cybertel's address is 2820 La Mirada Drive Suite H Vista California 92083.

CYBERTEL COMMUNICATIONS CORP.

     As indicated above, Cybertel owns 21.0 percent of our stock. The following table presents information regarding the beneficial ownership of all shares of our common stock as of the date of this report by:

     * Each person who beneficially owns more than five percent of Cybertel's outstanding shares common stock;

     *    Each director of Cybertel;

     *    Each named executive officer; and

     *    All directors and officers as a group.


                                                             SHARES BENEFICIALLY
                                                                 OWNED (2)
                                                         --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    NUMBER        PERCENT
----------------------------------------                    ------        -------

Richard D. Mangiarelli . . . . . . . . . . . . . . . . .     12,000         0.13
Richard Schmidt. . . . . . . . . . . . . . . . . . . . .    100,000         1.10
Paul Ferandell . . . . . . . . . . . . . . . . . . . . .     53,000         0.48
John Jordan. . . . . . . . . . . . . . . . . . . . . . .         -0-          -0-
Bruce Caldwell . . . . . . . . . . . . . . . . . . . . .         -0-          -0-
 All directors and officers as a group (five persons). .    165,000         1.63

__________
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Cybertel Communications Corp., 2820 La Mirada Drive, Suite H, Vista, California 92083. Each person named in the table above has the sole voting and investment power with respect to his shares of the common stock of Cybertel Communications Corp. beneficially owned.
(2) Beneficial ownership is determined in accordance with the rules of the SEC.

     The following table sets forth information concerning the directors and executive officers of Cybertel as of the date of this report:

        NAME                                POSITION
        ----                                --------

Richard D. Mangiarelli   Chairman, Chief Executive Officer, and President

   Richard Schmidt            Chief Financial Officer and Director

    Paul Ferandell                          Director

     John Jordan                            Director

    Bruce Caldwell                          Director

     During the last five years, Cybertel has not been convicted in a criminal proceeding, or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.

     Our stock was accepted by Cybertel as consideration for the acquisition of AWI Global Technologies, Inc., payment for services under a Independent Client Services Agreement and the purchase of a phone switch.

CHANGES IN CONTROL

     We are not aware of any arrangements which may result in a change in control of UBC.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONFLICTS RELATED TO OTHER BUSINESS ACTIVITIES

     As described below under "Related Party Transactions," certain persons currently serving as officers and directors of UBC, have in the past and may currently be serving as officers and directors of Norstar Communications, Inc. As of the date of this report, the only individual still serving as an officer and director of Norstar is Mark Ellis. In the future, conflicts of interest may occur between Mr. Ellis' role as an officer and director of both companies. We will attempt to resolve any conflicts of interest in favor of UBC. The officers and directors of UBC are accountable to UBC and its stockholders as fiduciaries, which require that our officers and directors exercise good faith and integrity in handling our affairs. A stockholder may be able to institute legal action on behalf of UBC or on behalf of that stockholder and all other similarly situated stockholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to UBC.

RELATED PARTY TRANSACTIONS.

     On November 30, 2001, we entered into an asset purchase and sale agreement with Norstar Communications which, among other things, provided for our acquisition of certain assets of Norstar. Those assets included the entire direct billing customer base of Norstar Communications, Inc., and various other tangible and intangible assets, including certain rights pursuant to Norstar's office leases and its office equipment.
That agreement was revised on or about January 22, 2002. On March 11, 2002, we entered into a second asset purchase and sale agreement with Norstar, pursuant to which we acquired Norstar's LEC billing customer base. Our president, chief executive officer, and director, Mark Ellis, is also the president and a director of Norstar. Mr. Dunham, our former chief financial officer and a director, was also the chief financial officer and a director of Norstar at the time of both transactions. At the time of our first Norstar asset purchase, in November 2001 (subsequently amended to January 2002), Gabrielle Ruelas, our vice president of operations, was also the vice president of operations and a director of Norstar. Ms. Ruelas resigned as an officer and director of Norstar prior to the second asset purchase agreement.

     The directors of Norstar at the time of the initial asset purchase, all of whom approved the sale, were Mr. Ellis, Mr. Dunham and Ms. Ruelas. The sole director of UBC was Mr. Ellis, and he approved the transaction on November 30, 2001. The second Norstar asset purchase was approved by Mr. Ellis and Mr. Dunham, the only Norstar directors at that time. The purchase was approved by UBC's directors, including Mr. Ellis and Mr. Dunham, on March 11, 2002. The sales of the Norstar assets pursuant to the agreements described above, was also approved by a majority of the Norstar shareholders on January 2, 2002 and March 5, 2002, respectively.

     During the year ended December 31, 2001, Norstar paid certain operating expenses and lease obligations of UBC in the amount of $18,118. This amount was settled as part of the January 2, 2002 sale agreement discussed in the "Management's Discussion and Analysis or Plan of Operations" appearing elsewhere in this report.

NON-ARM'S LENGTH AGREEMENTS.

     Certain contemplated agreements and arrangements, including those relating to indemnification, compensation and payments between UBC and the officers and directors of UBC, will not be the result of arm's length negotiations as a result of the fact that Messrs. Ellis and Dunham, our principal executive officers are also the sole board members.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  List of Documents Filed with this Report.
     ----------------------------------------
                                                                     PAGE
                                                                     ----

     (1)  Financial statements of Universal Broadband Communications,
          Inc.
          Report of Merdinger, Fruchter Rosen & Company, P.C.,
            Certified public accountants, dated May 10, 2002 . . . .UFS-1
          Balance Sheets . . . . . . . . . . . . . . . . . . . . . .UFS-2
          Statements of Operations . . . . . . . . . . . . . . . . .UFS-3
          Statement of Stockholder's Equity. . . . . . . . . . . . .UFS-4
          Statements of Cash Flows . . . . . . . . . . . . . . . . .UFS-5
          Notes to Financial Statements. . . . . . . . . . . . . . .UFS-6

     (2)  Financial statements of Norstar Communications, Inc.
          Report of Merdinger, Fruchter, Rosen & Company, P.C.,
            Certified public accountants, dated July 26, 2002. . . .NFS-1
          Financial statements of Norstar Communications, Inc.
          Report of Haskell & White LLP,
          Certified public accountants, dated April 10, 2001 . . . .NFS-2
          Balance Sheet. . . . . . . . . . . . . . . . . . . . . . .NFS-3
          Statements of Operations . . . . . . . . . . . . . . . . .NFS-4
          Statement of Stockholders' Equity. . . . . . . . . . . . . NFS-
          Statements of Cash Flows . . . . . . . . . . . . . . . . .NFS-5
          Notes to Financial Statements. . . . . . . . . . . . . . .NFS-7

     All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

     (3)  The following exhibits are filed as part of this Form 10KSB:

Exhibit No.          Identification of Exhibit
-----------          -------------------------

  3.1          Articles of Incorporation of Beech Corp., a Nevada
               corporation, filed September 8, 2001, described in Exhibit
               3.1 to Form 10SB, filed October 20, 2000.
  3.2          Amendment to the Articles of Incorporation of Beech
               Corporation changing the corporation's name to Universal
               Broadband Communications, Inc., filed October 4, 2001,
               described in Form 8-K, filed October 9, 2001, as amended
               by Form 8-K/A, filed November 13, 2001.
  3.3*         Amendment to the Articles of Incorporation of Universal
               Broadband Communications, Inc. amending the capital
               structure and other matters, filed January 24, 2002.
  3.4          Bylaws of Beech Corp., described in Exhibit 3.2 to Form
               10SB, filed October 20, 2000.
  3.5*         Bylaws of Universal Broadband Communications, Inc.
  3.6*         Amended Bylaws of Universal Broadband Communications, Inc.
  3.7*         Board of Directors Board Governance and Guidelines
  10.1**       Wholesale Services Agreement with Qwest Communications
               Corporation, dated March 1, 2002.
  10.2         Asset Purchase Agreement with Norstar Communications,
               Inc., dated November 30, 2001, described in Form 8-K,
               filed December 6, 2001.
  10.3         Revised Asset Purchase Agreement with Norstar
               Communications, Inc., dated January 22, 2002, described in
               Form 8-K/A, filed January 31, 2002.
  10.4         Asset Purchase Agreement with Norstar Communications,
               Inc., dated March 11, 2002, described in Form 8-K, filed
               March 11, 2002.
  10.5         Asset Purchase Agreement with Monarch Communications,
               Inc., dated April 1, 2002, described in Form 8-K, filed
               April 15, 2002.
  10.6         Stock Exchange Agreement with Universal Information
               Services, Inc., dated May 31, 2002, described in Form 8-K, filed June 14, 2002.
  10.7*        Infodirections Software License Agreement, dated March 18,
               2002.
  10.8*        Mark Ellis Employment Agreement, dated November 1, 2001.
  10.9*        Harold R. Stokes Employment Agreement, dated November 28,
               2001.
  10.10*       Gabrielle Ruelas Employment Agreement, dated February 1,
               2002.
  10.11*       Richard Dunham Employment Agreement, dated
               May 13, 2002.
  10.12*       William D. Savage Employment Agreement, dated August 5,
               2002.
  10.13*       Stephen A. Garcia Employment Agreement, dated August 26,
               2002.
  10.14*       Universal Broadband Communications, Inc. 2001 Stock Option
               Plan.
  10.15*       Independent Client Service Agreement with Alexander &
               Wade, Inc., dated August 1, 2002.
  10.16*       AWI Global Technologies Inc. Capital Stock Exchange
               Agreement, dated August 30, 2002.
  10.17        Amendment to Norstar Agreements, dated September 20, 2002,
               Described in Form 8-K filed October 2, 2002.
  10.18*       Independent Client Service Agreement with USM Capital
               Group, Inc. dated August 30, 2002.
  10.19*       Independent Client Service Agreement with Commerce
               Development Corporation, Ltd. dated August 30, 2002.
  10.20*       Independent Client Service Agreement with
               Soltech, Inc. dated September 3, 2002.
  10.21*       Independent Client Service Agreement with Cybertel
               Communications Corporation dated August 28, 2002.
  99.1*        Certification of Mark Ellis, CEO, and Stephen A.
               Garcia, CFO, pursuant to 18 U.S.C. Subsection 1350
               as adopted pursuant to Subsection 906 of the
               Sarbanes-Oxley Act of 2002.
__________
*Filed herewith.
** To be filed by Amendment

(b)  Reports on Form 8-K.

     (1) On October 2, 2002, we reported the amendment to the two Asset Purchase and Sale Agreements with Norstar Communications, Inc. dated January 2, 2002 and March 11, 2002, respectively, as a result of that certain Amendment to Norstar Agreements dated September 20, 2002.
     (2) On September 11, 2002, we reported the execution on August 30, 2002 of that certain Capital Stock Exchange Agreement with Cybertel Communications Corp. relating to the purchase from Cybertel of all of the issued and outstanding shares of the capital stock of AWI Global Technologies Inc.
     (3) On September 6, 2002, we reported the election, on August 27, 2002, of William D. Savage and Stephen A. Garcia to our board of directors, and the employment, on August 5, 2002, of William
          D. Savage as our chief operating officer, and the employment, on August 26, 2002, of Stephen A. Garcia as our chief financial officer.
     (4) On August 22, 2002, we reported the resignation of Donald S. Baker as a director on May 30, 2002, and the resignation of Richard Dunham as a director on August 21, 2002 under Item 6, and under Item 5, the removal of Harold Stokes as a director on March 11, 2002.
     (5) On June 14, 2002, we filed on Form 8-K reporting the Stock Exchange Agreement with Universal Information Services, Inc. under Item 2.
     (6) On April 15, 2002, we filed on Form 8-K reporting the Asset Purchase Agreement with Monarch Communications, Inc. under Item 2.
     (7) On March 11, 2002, we filed on Form 8-K reporting a second Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     (8) On January 31, 2002, we filed on Form 8-K/A reporting the Revise Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     (9) On December 28, 2001, we filed on Form 8-K reporting the appointment of Donald Baker as a director. The information was reported pursuant to Item 5.
     (10) On December 6, 2001, we filed on Form 8-K reporting the Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     (11) On November 13, 2001, we filed on Form 8-K/A reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.
     (12) On October 9, 2001, we filed on Form 8-K reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.

(c)  Financial Statement Schedules.

     No schedules are required as all information required has been presented in the audited financial statements.

                               SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL BROADBAND
                                   COMMUNICATIONS, INC


Date:  October 11, 2002            By /s/  Mark Ellis
                                     ------------------------------------
                                     Mark Ellis, President and Chief
                                     Executive Officer


     In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

    SIGNATURE                      TITLE                       DATE
    ---------                      -----                       ----

/s/  Mark Ellis         President and Chief Executive     October 11, 2002
-----------------------           Officer
MARK ELLIS


/s/  William D. Savage  Chief Operating Officer and       October 11, 2002
-----------------------           Director
WILLIAM D. SAVAGE


/s/  Stephen A. Garcia  Chief Financial Officer and       October 11, 2002
-----------------------           Director
STEPHEN A. GARCIA

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                       DECEMBER 31, 2001 AND 2000

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS








                                CONTENTS
                                --------



                                                                  PAGE
                                                                  ----


INDEPENDENT AUDITORS' REPORT                                      UFS 1


BALANCE SHEETS                                                    UFS 2


STATEMENTS OF OPERATIONS                                          UFS 3


STATEMENT OF STOCKHOLDER'S EQUITY                                 UFS 4


STATEMENTS OF CASH FLOWS                                          UFS 5


NOTES TO FINANCIAL STATEMENTS                                  UFS 6 - 18

                      INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF  UNIVERSAL BROADBAND
COMMUNICATIONS, INC, FORMERLY BEECH CORP.:

We have audited the accompanying balance sheets of Universal Broadband Communications, Inc., formerly Beech Corp. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 2001, for the period from September 8, 2000 (inception) to December 2000, and for the period from September 8, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Broadband Communications, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, for the period from September 8, 2000 (inception) to December 2000, and for the period from September 8, 2000 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As described in Note 7 to the accompanying financial statements, the Company has no established source of revenue, has incurred operating losses to date and has negative working capital. Management's plans in regard to these matters are also described in Note 7. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                               Certified Public Accountants

New York, New York
May 10, 2002



                                 - UFS1-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                             BALANCE SHEETS
                              DECEMBER 31,


                                                         2001                 2000
                                                     ------------         ------------
ASSETS
Current Assets
  Cash and cash equivalents                          $      1,521         $          -
                                                     ------------         ------------

    Total assets                                     $      1,521         $          -
                                                     ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
  Accounts payable and accrued expenses              $     48,347         $          -
  Due to related party                                     18,118                    -
                                                     ------------         ------------

    Total current liabilities                              66,465                    -
                                                     ------------         ------------

STOCKHOLDER'S EQUITY
Preferred stock, $0.01 par value;
  10,000,000 shares authorized,
  no shares issued and outstanding                              -                    -
Common stock, $0.001 par value;
  50,000,000 shares authorized, 5,000,000 and
  5,000,000 shares issued and outstanding                   5,000                5,000
Additional paid-in capital                                    500                  500
Deficit accumulated during the development stage          (70,444)              (5,500)
                                                     ------------         ------------

    Total stockholder's equity                            (64,944)                   -
                                                     ------------         ------------

    Total liabilities and stockholder's equity       $      1,521         $          -
                                                     ============         ============










The accompanying notes are an integral part of these financial statements.

                                 - UFS2-

CAPTION>
                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS


                                                             For the          For the
                                                              Period           Period
                                                           September 8,     September 8,
                                          For the Year         2000             2000
                                             Ended        (inception) to   (inception) to
                                          December 31,     December 31,     December 31,
                                              2001             2000             2001
                                          ------------     ------------     ------------

Revenue                                   $          -     $          -     $          -

General and administrative expenses             64,944            5,500           70,444
                                          ------------     ------------     ------------

Loss from operations before provision
  for income taxes                             (64,944)          (5,500)         (70,444)

Provisions for income taxes                          -                -                -
                                          ------------     ------------     ------------

Net loss                                  $    (64,944)    $     (5,500)    $    (70,444)
                                          ============     ============     ============

Net loss per share- basic and diluted     $    (  0.01)    $          -     $    (  0.01)
                                          ============     ============     ============

Weighted average number of common
  shares outstanding                         5,000,000        5,000,000        5,000,000
                                          ============     ============     ============











The accompanying notes are an integral part of these financial statements.

                                 - UFS3-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S DEFICIT



                                                                          Deficit
                                                                        Accumulated
                                       Common Stock        Additional    During the
                                 ------------------------    Paid-in     Development
                                   Shares       Amount       Capital       Stage       Total
                                 -----------  -----------  -----------  -----------  -----------
Balance, September 8, 2000                 -  $         -  $         -  $         -  $         -
                                 -----------  -----------  -----------  -----------  -----------

Issuance of shares for services
 - September 9, 2000               5,000,000        5,000            -            -        5,000

Expenses paid by shareholder               -            -          500            -          500

Net loss                                   -            -            -       (5,500)      (5,500)
                                 -----------  -----------  -----------  -----------  -----------

Balance, December 31, 2000         5,000,000        5,000          500       (5,500)           -

Net loss                                   -            -            -      (64,944)     (64,944)
                                 -----------  -----------  -----------  -----------  -----------

Balance, December 31, 2001         5,000,000  $     5,000  $       500  $   (70,444) $    64,944
                                 ===========  ===========  ===========  ===========  ===========











The accompanying notes are an integral part of these financial statements.



                                 -UFS4-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                             For the          For the
                                                              Period           Period
                                                           September 8,     September 8,
                                          For the Year         2000             2000
                                             Ended        (inception) to   (inception) to
                                          December 31,     December 31,     December 31,
                                              2001             2000             2001
                                          ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $    (64,944)    $     (5,500)    $    (70,444)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Stock-based compensation                       -            5,000            5,000
      Expenses paid by related party            18,118              500           18,618
    Increase in accounts payable and
    accrued expenses                            48,347                -           48,347
                                          ------------     ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        1,521                -            1,521
                                          ------------     ------------     ------------

NET CHANGE IN CASH                               1,521                -            1,521

CASH AND CASH EQUIVALENTS -
 beginning of period                                 -                -                -
                                          ------------     ------------     ------------

CASH AND CASH EQUIVALENTS - end of period $      1,521     $          -     $      1,521
                                          ============     ============     ============

CASH PAYMENTS

  Income taxes                            $          -     $          -     $          -
                                          ============     ============     ============

  Interest                                $          -     $          -     $          -
                                          ============     ============     ============

NON-CASH ACTIVITY:

  On September 9, 2000, the Company issued 5,000,000 shares of common stock for services valued at $5,000.

  During the three months ended December 31, 2001, Norstar Communications, Inc. paid $18,118 of the Company's operating expenses.







The accompanying notes are an integral part of these financial statements.

                                 -UFS5-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          Nature of Operations
          --------------------
          Universal Broadband Communications, Inc. (the "Company" or "UBC") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7.
          The Company was incorporated under the laws of the state of Nevada on September 8, 2000 as Beech Corp. On October 4, 2001, the Company effected the name changed.

          Line of Business
          ----------------
          The Company intends to provide an array of new Voice over Internet Protocol ("VoIP") services, including 1+ dialing, 800 services, and calling card services. VoIP is the transmission of voice-traffic over data networks, an alternative to traditional circuit-switched networks. The Company will provide voice and data communication services, including local and nationwide long distance service; virtual private networks for data and voice; frame, T1 data and voice services; and multi-lingual formats for our entire product line. Future services may include unified communications, Internet offload, voice-activated email and IP fax.

          The Company plans to concentrate on residential services which offer premium service at competitive prices, and business services which offer immediate upgrades and new technologies, as they become available.

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

                                 - UFS6-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Earnings Per Share
          ------------------
          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company has 334,000 options that would effect loss per share if they were to be dilutive.

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

          Stock-Based Compensation
          ------------------------
          SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          Recent Accounting Pronouncements
          --------------------------------
          In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.



                                 - UFS7-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          --------------------------------------------
          SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 142 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

          In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

          In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.









                                 - UFS8-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


NOTE 2 -  INCOME TAXES

          The components of the provision for income taxes for the year ended December 31, 2001 are as follows:

          Current Tax Expense
            U.S. Federal                                    $          -
            State and Local                                            -
                                                            ------------
          Total Current                                                -
                                                            ------------

          Deferred Tax Expense
            U.S. Federal                                               -
            State and Local                                            -
                                                            ------------
          Total Deferred                                               -
                                                            ------------

          Total Tax Provision (Benefit) from
          Continuing Operations                             $          -
                                                            ============

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                                34.0%
            Effect of Valuation Allowance                       (  34.0)%
                                                                -------
            Effective Income Tax Rate                               0.0%
                                                                =======

          At December 31, 2001, the Company had net carryforward losses of $25,777. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

            Deferred Tax Assets
            Loss Carryforwards                              $      8,764
            Less:  Valuation Allowance                            (8,764)
                                                            ------------
            Net Deferred Tax Assets                         $          -
                                                            ============
            Net operating loss carryforwards expire in 2021.

                                 - UFS9-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 3 -  COMMON STOCK

          On September 9, 2000, the Company issued 5,000,000 shares of common stock for services valued at $5,000.

          On November 30, 2001, subsequently amended on September 20, 2002, the Company entered into an asset purchase and sale agreement with Norstar Communications, Inc. ("Norstar"). On January 2, 2002, the Company issued 1,711,933 shares of common stock valued at $368,739. The amendment, dated September 20, 2002, is described in Note 8, Subsequent Events.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          The president and sole director of the Company is also the president and a director of Norstar. As described in Note 3, Common Stock, the Company entered into an asset purchase and sale agreement with Norstar on November 30, 2001. The Company acquired certain assets and rights and obligations of certain leases from Norstar valued at $778,048. In consideration, the Company issued 1,711,933 shares of common stock with a value of $368,739, issued a note payable to Norstar for $257,984 that is payable only out of shares of our common stock valued at $0.21 per share, issued a second note payable to Norstar for $46,545 and assumed $104,780 in capital lease liabilities in January 2001. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

          During the three months ended December 31, 2001, Norstar paid $18,118 of the Company's operating expenses.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

          * The Company currently occupies approximately 20,416 square feet of office space. The Company does not have a formal lease as of the date of this report. Instead, the Company has a verbal agreement with Norstar to assume these leases. However, the landlord has yet to agree to an assignment, so we currently maintain the status of a tenant-at-will, which means either the Company or the landlord may terminate the occupancy of the office space at any time. For the time being, the lease rate is $43,000 per month under this verbal agreement. The Company is in negotiation with the landlord to formalize a lease agreement, but no agreement has been reached.



                                - UFS10-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


NOTE 5 -  COMMITMENTS AND CONTINGENCIES (Continued)

          * If the Company successfully assumes the office leases, the Company's lease obligations would commence in February 2002. The leases expire on April 30, 2006. Future minimum lease payments pursuant to the leases are as follows:

                 2002                                       $    498,909
                 2003                                            548,792
                 2004                                            566,908
                 2005                                            587,876
                 2006                                            196,699

          * The Company has entered into a five-year employment contract with its President and Chief Executive Officer. The contract provides for an initial salary of $250,000 per year, with annual increases of $50,000. The contract also provides for a minimum annual bonus of $50,000, escalating to $200,000, based on attaining certain levels of revenue. The executive will also receive 334,000 options to purchase common stock for each of the first three years of the contract, with exercise prices of $1.50, $2.00 and $2.50, respectively.

NOTE 6 -  STOCK OPTION PLAN

          On December 5, 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), initially reserving an aggregate of 4,000,000 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees, officers, and directors of the Company and consultants to the Company. The exercise price shall not be less than 85% of the fair value of the stock on the date of grant (or less than 110% of the fair value if granted to a participant owning more than 10% of the combined voting power of all classes of stock of the Company). The term of the options shall be set by the Option Committee; incentive options (as defined) shall have a term of no more than five years (three years for a more than 10% owner).

          The Company's option activity is as follows:

                                                                2001
                                                            ------------
            Options outstanding - beginning of year                    -
            Issued                                               334,000
            Exercised                                                  -
                                                            ------------
            Options outstanding - December 31,                   334,000
                                                            ============
            Options exercisable - December 31,                         -
                                                            ============

                                - UFS11-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 6 -  STOCK OPTION PLAN (Continued)

          In December 2001, the Company granted options to purchase 334,000 shares of common stock. The options are exercisable at $1.50 per share, vest in one year and expire December 5, 2004.

          The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the year ended December 31, 2001 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                2001
                                                            ------------
            Risk free interest rate                                 4.0%
            Life of the options                                 2 years
            Expected dividend yield                                   0%
            Expected volatility                                       0%
            Weighted fair value of options granted          $      0.00

          Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would not differ from that reported in the statement of operations.

            Weighted average option price per share
            Granted                                         $       1.50
            Exercised                                                  -
            Cancelled                                                  -
            Outstanding at end of period                            1.50
            Exercisable at end of period                               -
            Weighted average remaining life
             of options outstanding                            35 months

NOTE 7 -  GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $70,444 since inception, and has a working capital deficit of $64,944. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                - UFS12-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 7 -  GOING CONCERN (Continued)

          The Company's viability is contingent upon its ability to raise funds in the form of debt and equity to support development efforts.

          The Company will be raising capital through an ongoing preferred Series A offering. The offering of $24,000,000 is expected to provide the necessary equity financing to acquire selected residential and business customer bases of small to medium-sized long distance resellers.

          The Company will also acquire long distance resellers with cash and common stock. Common stock will be used to leverage into lucrative business opportunities to conserve the Company's cash flow for operations.

          The Company's acquisition program will focus on the customer bases of long distance resellers with strong gross profit margins and low customer attrition. Implementation of the customer bases into UBC's existing infrastructure will generate increased earnings and cash flow through cost reduction, flow through of gross profit to net earnings, and the marketing of additional services to the acquired customer bases.

          The Company is currently in negotiation to acquire a facilities-based long distance reseller, which will include telephone switching equipment. This switching equipment will provide a global gateway for voice and data traffic at a reduced cost to the Company, which will provide enhanced gross profit margins. The customers and switching equipment in this acquisition will be acquired with UBC common stock only.

          As discussed in Note 8, Subsequent Events, the Company successfully acquired customer bases and certain assets of three telecommunications companies in 2002. The Company purchased these companies for a combination of stock, cash and debt assumption. These acquisitions have provided revenue, but they have required cash to merge into the operations of the Company.

NOTE 8 -  SUBSEQUENT EVENTS

          * In January 2002, the Company issued 410,000 shares of our common stock valued at $68,000 in lieu of cash compensation to three employees: Mr. Ellis, Mr. Richard Dunham (former chief financial officer), and Ms. Gabrielle Ruelas, vice president of operations.

                                - UFS13-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 8 -  SUBSEQUENT EVENTS (Continued)

          * In January 2002, the Company issued 25,000 shares of restricted common stock to McCabe Ventures in consideration for providing consulting and financial services with respect to proposed financing efforts. The services provided were valued at $1,250.

          * On January 24, 2002, the Company amended its Articles of Incorporation to increase its authorized common shares to 90,000,000 and to change the par value of its authorized preferred shares to $0.001.

          * In February 2002, the Company commenced an offering for sale on a "best efforts" basis Units consisting of (i) four (4) shares of Series A Convertible Preferred Stock and (ii) one Warrant which will enable the purchaser to purchase one (1) share of the Company's $0.001 par value common stock at a purchase price of $4.00 per share if the Warrants are exercised prior to June 30, 2003, to purchasers whom the Company or its authorized agents believe are "Accredited Investors," as that term is defined in the Offering Memorandum, who have the qualifications necessary to permit the Units to be offered and sold in reliance upon an exemption from registration pursuant to the Act for transactions not involving any public offering ("Offering"). The purchase price for each Unit is $16.00 and the minimum number of Units that each purchaser must purchase is 300. The Company has received $52,800 through this offering.

               Proceeds from the Offering will be used to pay the costs of the Offering, acquire telecom switches and software, pay network development costs and license fees, for sales and marketing, to expand our customer base, and for general overhead expenses and working capital. The Company may also utilize the offering proceeds for other purposes at the discretion of our management. Additional financing may be required. There is no assurance that such additional financing will be available and, if available, that the terms and conditions of such financing will be acceptable.

               The Series A Convertible Preferred Stock shall be convertible into common stock, on or after June 30, 2004, at the conversion rate of one (1) share of Series A Convertible Preferred Stock for one-and-one-half (1.5) shares of common stock. Dividends will accrue on each share of Series A Convertible Preferred stock at the rate of 8% per annum; provided, however, that such dividends will cumulate and are payable only in common stock.





                                - UFS14-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 8 -  SUBSEQUENT EVENTS (Continued)

          * On March 11, 2002, as subsequently amended September 20, 2002, the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Norstar. The Company acquired certain assets, obligations and rights from Norstar valued at $665,261. In consideration, the Company issued 4,186,260 shares of common stock with a value of $901,695 and assumed $21,550 in capital lease liabilities. In addition, the Company's note payable and related interest to Norstar for $257,984 that was payable only out of shares of our common stock valued at $0.21 per share, discussed in Note 4, was retired. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

          * On September 20, 2002, the Company entered into an Amendment Agreement ("Amendment") to amend the Asset Purchase and Sale Agreements with Norstar ("Agreements"), dated January 02, 2002 and March 11, 2002, mentioned in
               Note 4 and above, respectively. The Amendment specifically identified assets acquired and liabilities assumed pursuant to the previous Agreements and summarizes the transactions that transpired subsequent to the Agreements. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

               Inasmuch as most of the consideration paid by the Company for certain of the assets of Norstar was comprised of the Company's common stock, there is the possibility that creditors of Norstar could assert a claim that the transfer of the assets was for less than valuable consideration. The potential for a claim is heightened by the fact that Mark Ellis, the Company's president, chief executive officer, director, and controlling stockholder, occupied similar positions with Norstar. As of the date of this report, no such claim has been threatened or asserted. If a claim is made and upheld, then the Company might be required to pay money in the amount determined to be due. In such event, the Company could suffer a cash shortage, which could have as serious impact on business prospects. There is no way to accurately quantify the potential liability.

               At a stockholders' meeting held on March 5, 2002, the stockholders of Norstar were advised that all of the shares of the Company stock received by Norstar as consideration for the transfer of certain of the Norstar assets to the Company would be distributed by Norstar to its stockholders. Subsequent to the stockholders' meeting, the board of directors of Norstar, on September 3, 2002, rescinded the decision to distribute the Company shares received in exchange for Norstar's assets to its stockholders, since the distribution of the Company's stock could be a potential problem with respect to the creditors of Norstar. There is the possibility that the stockholders of Norstar might object to the withdrawal of the distribution statement. It is also possible that the Company could



                                - UFS15-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 8 -  SUBSEQUENT EVENTS (Continued)

               be a party to any claim by the Norstar stockholders, inasmuch as Mark Ellis is the controlling officer and stockholder of both companies. As of the date of this report, no claim has been threatened or asserted. If a claim is made and upheld, then the Company might be required to pay money in the amount determined to be due. In such event, the Company could suffer a cash shortage, which could have a serious impact on business prospects. There is no way to accurately quantify the potential liability.

               Norstar has sold shares of its preferred stock to some of its existing stockholders following the sale of certain of the assets acquired by the Company. There is the potential that Norstar's stockholders might attempt to rescind the purchase of Norstar's stock, based on adequacy of disclosure or other issues, including the fact that Norstar disposed of certain of its income generating assets. If a claim for rescission were made, it might be possible that the Company would be forced to return to Norstar the assets purchased, as well as be liable for monetary damages. As of the date of this report, no claim has been threatened or asserted. In any event, there is no way to accurately quantify the potential liability.

          * On March 28, 2002, UBC issued 26,000 shares of restricted common stock and paid $48,000 in cash to Monarch
               Communications, Inc. pursuant to an asset purchase agreement in which UBC acquired Monarch's direct billing customer base valued at $49,300.

          * On May 31, 2002, UBC issued 100,000 shares of restricted common stock to two individuals, David Golkar and Ray Astanei, in exchange for all of the issued and outstanding stock of Universal Information Services, Inc. The Company valued this acquisition at $5,000.

          * On August 1, 2002, the Company executed an Independent Client Service Agreement with Alexander & Wade, Inc. Under the terms of the agreement, Alexander & Wade was engaged to provide the following advisory services:

               * Advise and assist in reviewing UBC's customer business portfolios and other business assets.

               * Advise, assist and provide business contacts to UBC for possible mergers and acquisitions which include, but are not limited to, seeking a spin-off merger shell, preparing UBC for merger into a publicly traded company, locating a legal and audit team to complete a public traded company task on or about October 31, 2002.

                                - UFS16-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 8 -  SUBSEQUENT EVENTS (Continued)
               * Advise, assist and provide all documentations to setup an S-8 program and introduce an S-8 administrator to handle the administration and the trading of the S-8 programs.

               * Advise, assist and provide business management and infrastructure consulting services.

               The agreement calls for the issuance to Alexander & Wade, for its services under the agreement, 4.99% shares of UBC's common stock outstanding as a refundable retainer fee prior to completion of the second bullet point above. The stock has not yet been issued. If the Company would have issued the stock as of October 3, 2002, Alexander & Wade would have received 733,699 shares. However, the Company intends on issuing the stock a later date, and as a result, the amount of outstanding stock may be higher at the time the stock is issued, which could result in a significantly higher amount of shares being issued to Alexander & Wade. In addition, Alexander & Wade is to receive $15,000 per month in cash payments after receipt of an invoice for services provided on a monthly basis. This monthly amount is payable on a weekly basis of $3,750 per week, commencing on Friday, August 2, 2002 and each Friday thereafter until the total amount of $45,000 is paid in full. The payment terms shall expire on or about October 31, 2002.

          * On August 30, 2002, the Company entered into a Capital Stock Exchange Agreement ("Exchange Agreement") with Cybertel Communications Corp. ("Cybertel") relating to the purchase of all of the issued and outstanding shares of the capital stock of AWI Global Technologies Inc., a Nevada corporation, owned by Cybertel. AWI Global Technologies Inc. is a recently formed development stage company with no assets or liabilities.

               In consideration for the exchange described in the Exchange Agreement, the Company conveyed to Cybertel 2,000,000 shares of common stock, par value $0.001 per share. The Exchange Agreement closed on August 30, 2002.

               It is contemplated by the parties that certain of the shares of the stock of AWI Global Technologies Inc. acquired by the Registrant will be spun-off to the Registrant's stockholders pursuant to a registration statement on Form SB-2 to be filed by the Company under the Securities Act of 1933, as amended, as soon as is reasonably possible after the closing, with such shares being freely tradable.



                                - UFS17-

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


          * On August 28, 2002, the Company entered into a Independent Client Service Agreement with Cybertel. Under this Exchange Agreement, Cybertel will provide the Company with consulting and advisory services. In consideration, the Company issued 1,000,000 shares of common stock, $0.50 per share. The services to be provided are valued at $500,000.

          * On August 30, 2002, UBC issued 125,000 shares of restricted common stock to Cybertel for the purchase of a telecom switch valued at $62,500.

          * On August 30, 2002, the Company entered in to three additional Independent Client Service Agreements with three different consulting groups. Under the agreements, these companies will provide the Company with consulting and advisory services. In consideration, the Company issued 220,000, 200,000 and 100,000 shares of common stock valued $0.50 per share, respectively. The services to be provided are valued at $110,000, $100,000 and $50,000, respectively.















                                - UFS18-

                      NORSTAR COMMUNICATIONS, INC.

                          FINANCIAL STATEMENTS

                       DECEMBER 31, 2001 AND 2000

                      NORSTAR COMMUNICATIONS, INC.
                          FINANCIAL STATEMENTS

                            TABLE OF CONTENTS

                                  INDEX
                                  -----




Independent Auditors' Report                                          1


Balance Sheet                                                         2


Statement of Operations                                               3


Statement of Stockholders' Equity                                     4


Statements of Cash Flows                                            5 - 6


Notes to Financial Statements                                      7 - 18

                      INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
  NORSTAR COMMUNICATIONS, INC.

We have audited the accompanying balance sheet of Norstar Communications, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norstar Communications, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has assigned its revenue producing customer base and facilities, but not the related liabilities, to a related entity, including transactions subsequent to December 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                         MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                         Certified Public Accountants

New York, New York
July 26, 2002



                                - NFS1 -

                      INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Norstar Communications, Inc.

We have audited the accompanying balance sheet of Norstar Communications, Inc. (the "Company") as of December 31, 2000, and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                   HASKELL & WHITE LLP


Irvine, California
April 10, 2001












                                - NFS2 -

                      NORSTAR COMMUNICATIONS, INC.
                              BALANCE SHEET
                              DECEMBER 31,




                                                         2001                 2000
                                                     ------------         ------------
    ASSETS
CURRENT ASSETS
  Cash                                               $     16,391         $     66,918
  Accounts receivable, net of allowance for doubtful
    accounts of $303,681 and $-0-, respectively           527,483              200,601
  Prepaid expense                                          30,611                    -
                                                     ------------         ------------
    Total current assets                                  574,485              267,519

Property and equipment, net                               608,153              297,137
Customer list, net                                        180,000              240,000
Due from director and stockholder                         123,030               79,275
Due from affiliate                                         18,118                    -
Deposits                                                   82,728               45,000
Other assets                                               17,752                    -
                                                     ------------         ------------
    TOTAL ASSETS                                     $  1,604,266         $    928,931
                                                     ============         ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                   $    496,736         $    258,911
  Accrued expenses                                        317,353              187,642
  Current portion of notes payable                        220,000              150,000
  Note payable to stockholder                                   -               37,500
  Capital leases payable, current                          32,754                    -
                                                     ------------         ------------
    Total current liabilities                           1,066,843              634,053

Due to stockholder                                              -               44,681
Note payable, less current maturities                           -              107,500
Capital leases payable, less current maturities            72,026                    -
                                                     ------------         ------------
    Total liabilities                                   1,138,869              786,234
                                                     ------------         ------------

Commitments and contingencies                                   -                    -

STOCKHOLDERS' EQUITY
  Convertible Series A Preferred Stock, no par value,
    1,000,000 authorized; 899,064 and 311,856 shares
      issued and outstanding                            3,596,256            1,247,424
  Convertible Series B Preferred Stock, no par value,
    500,000 shares authorized; 220,943 and -0- shares
    issued and outstanding                                883,772                    -
  Common stock, no par value, 100,000,000 shares
    authorized; 8,506,253 and 7,500,000 shares
    issued and outstanding; -0- (2001) and 565,000
    (2000) shares reserved                                 25,000               25,000
  Additional paid-in capital                              513,477              190,853
  Unearned compensation                                         -           (    2,000)
  Accumulated deficit                                  (4,553,108)          (1,318,580)
                                                     ------------         ------------
    Total stockholders' equity                            465,397              142,697
                                                     ------------         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  1,604,266         $    928,931
                                                     ============         ============



The accompanying notes are an integral part of these financial statements.
                                 - NFS3-

                      NORSTAR COMMUNICATIONS, INC.
                         STATEMENT OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31,




                                                         2001                 2000
                                                     ------------         ------------

Revenue                                              $  3,002,838         $  1,224,224

Cost of revenue                                         2,279,203              971,494
                                                     ------------         ------------

Gross profit                                              723,635              252,730
                                                     ------------         ------------

Operating expenses:
  Payroll and related employee costs                    1,071,311              231,554
  Sales and marketing                                     107,551              509,828
  General and administrative                            2,641,239              813,694
  Depreciation and amortization                           140,842               69,529
                                                     ------------         ------------
    Total operating expenses                            3,960,943            1,624,605
                                                     ------------         ------------

Loss from operations                                   (3,237,308)          (1,371,875)

Other income                                                2,780               53,295
                                                     ------------         ------------

Loss before provision for income taxes                 (3,234,528)          (1,318,580)

Provision for income taxes                                      -                    -
                                                     ------------         ------------

Net loss                                             $ (3,234,528)        $ (1,318,580)
                                                     ============         ============









The accompanying notes are an integral part of these financial statements.









                                - NFS4 -

                      NORSTAR COMMUNICATIONS, INC.
                    STATEMENT OF STOCKHOLDERS' EQUITY


                      Preferred Stock     Preferred Stock
                         Series A             Series B          Common Stock     Additional
                   --------------------  -----------------  --------------------  Paid-in   Unearned  Accumulated
                    Shares     Amount     Shares   Amount     Shares     Amount   Capital Compensation  Deficit      Total
                   --------  ----------  -------  --------  ----------  --------  -------- ----------- ----------  ----------
Balance at
 December 31, 1999        -  $        -        -  $      -           -  $      -  $      - $      -  $        -  $        -

Issuance of founders
 common stock             -           -        -         -   7,500,000    25,000   173,753        -           -     198,753

Issuance of Series A
 Preferred Stock    311,856   1,247,424        -         -           -         -         -        -           -   1,247,424

Issuance of
 stock for services       -           -        -         -     340,000         -    10,350        -           -      10,350

Gross stock
 compensation
 granted to employees     -           -        -         -     225,000         -     6,750   (6,750)          -           -

Stock compensation
 earned by employees      -           -        -         -           -         -         -    4,750           -       4,750

Net loss                  -           -        -         -           -         -         -        -  (1,318,580) (1,318,580)
                   --------  ----------  -------  --------  ----------  --------  -------- --------  ----------  ----------


Balance at
 December 31, 2000  311,856   1,247,424        -         -   8,065,000    25,000   190,853   (2,000) (1,318,580)    142,697

Issuance of Series A
 Preferred Stock    587,208   2,348,832        -         -           -         -         -        -           -   2,348,832

Issuance of Series B
 Preferred Stock          -           -  220,943   883,772           -         -         -        -           -     883,772

Issuance of stock
 for services             -           -        -         -     120,833         -   322,624        -           -     322,624

Stock compensation
 earned by employees      -           -        -         -           -         -         -    2,000           -       2,000

Common stock issued
 to preferred
 shareholders             -           -        -         -     134,992         -         -        -           -           -

Net loss                  -           -        -         -           -         -         -        -  (3,234,528) (3,234,528)
                   --------  ----------  -------  --------  ----------  --------  -------- --------  ----------  ----------
Balance at
 December 31, 2001  899,064  $3,596,256  220,943  $883,772   8,320,825  $ 25,000  $513,477 $      - $(4,553,108) $  465,397
                   ========  ==========  =======  ========  ==========  ========  ======== ========  ==========  ==========

The accompanying notes are an integral part of the financial statements.


                                - NFS5 -

                      NORSTAR COMMUNICATIONS, INC.
                         STATEMENT OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31,




                                                         2001                 2000
                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (3,234,528)        $ (1,318,580)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         140,842               69,529
    Non-cash stock compensation                           324,624               15,100
    Bad debts                                             303,681                    -
  Increase (decrease) in cash in changes in assets
  and liabilities:
    Accounts receivable                                (  630,563)          (  200,601)
    Prepaid expenses                                   (   30,611)                   -
    Deposits                                           (   37,728)          (   45,000)
    Other assets                                       (   17,752)                   -
    Accounts payable                                      237,825              258,911
    Accrued expenses                                        6,714              187,642
                                                     ------------         ------------
      Net cash used by operating activities            (2,937,496)          (1,032,999)
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Due from affiliate                                 (   18,118)                   -
    Purchase of property and equipment                 (  152,439)          (  271,826)
                                                     ------------         ------------
      Net cash provided by investing activities        (  170,557)          (  271,826)
                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock           3,232,604            1,247,424
    Proceeds from issuance of common stock                      -              163,913
    Proceeds from director                                      -               75,000
    Repayments to director                             (   37,500)          (   37,500)
    Payment on notes payable (Note 6)                  (   37,500)          (   42,500)
    Payments on capital leases                         (   11,642)                   -
    Proceeds from stockholder                                   -               44,681
    Advances to director and stockholder               (   88,436)          (   79,275)
                                                     ------------         ------------
      Net cash provided by financing activities         3,057,526            1,371,743
                                                     ------------         ------------

Net (decrease) increase in cash                        (   50,527)              66,918

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR              66,918                    -
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS - END OF YEAR              $     16,391         $     66,918
                                                     ============         ============

CASH PAID DURING THE YEAR FOR:
  Interest Expense                                   $      4,497         $          -
                                                     ============         ============
  Income Taxes                                       $          -         $        800
                                                     ============         ============









The accompanying notes are an integral part of these financial statements.

                                - NFS6 -

                      NORSTAR COMMUNICATIONS, INC.
                   STATEMENT OF CASH FLOWS (Continued)
             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITY:

During 2001, the Company issued 120,833 shares of common stock, valued at $322,624, for services.

During 2000, there was a contribution of property, totaling $34,840, by the founder of the Company that was accounted for as additional paid-in capital.

During 2000, there was a contribution of a customer list, totaling $300,000, by the founder of the Company. With this customer list was a note payable to Qwest Communications Corporation for $300,000.














The accompanying notes are an integral part of these financial statements.
                                - NFS7 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          --------------------
          Norstar Communications, Inc. (the "Company" or "Norstar") was incorporated on December 13, 1999 under the laws of the State of California. The Company began operations in January 2000 in the communications technology industry and currently has customers throughout the United States. The Company currently offers local and long distance services and intends to offer a complete range of communication technology in the future, including on-line Internet services, digital subscriber line services, access to satellite communication services, and Voice Over Internet Protocol. The Company is still researching and developing its business plan as it relates to these services. It operates from facilities located in Irvine, California. See
          Note 9 "Subsequent Events"

          Management Estimates
          --------------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2001 or 2000.

          Property and Equipment
          ----------------------
          The Company provides for depreciation over estimated useful lives ranging from three to seven years, using the straight-line method. Leasehold improvements are amortized over the life of the related noncancelable lease, or the estimated useful life of the asset, whichever is shorter. Repair and maintenance expenditures are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the related period's statement of operations.

          Long-Lived Assets
          -----------------
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.



                                - NFS8 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Revenue Recognition
          -------------------
          The Company generates its local and long distance revenue from service fees charged to individual and corporate customers. The Company contracts with large long-distance providers to supply access to their communications infrastructure. The Company resells such long-distance services to the general public with subscriptions to Norstar for services, which provides for certain markups on these services.

          Income Taxes
          ------------
          The Company utilizes the liability method of accounting for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the difference between financial statement and income tax bases of assets and liabilities, using the enacted statutory rates in effect for the year in which the difference is expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, and the change during the period in deferred tax assets and liabilities.

          Stock-Based Compensation
          ------------------------
          The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations.
          The Company has adopted only the disclosure provisions of SFAS No. 123, "Stock Based Compensation," for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

          Advertising Costs
          -----------------
          The Company records advertising costs as they are incurred. Advertising expense was $18,705 and $341,388 for the years ended December 31, 2001 and 2000, respectively, and is included in sales and marketing expense in the statement of operations.

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be a credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

          Fair Value of Financial Instruments
          -----------------------------------
          The carrying amounts of cash and cash equivalents, employee receivables, accounts payable, accrued expenses, shareholder advances payable and notes payable approximate fair value due to the relatively short maturity of these instruments.

          Intangible Assets
          -----------------
          The Company's intangible assets consist of a customer list which is being amortized over five years.

                                - NFS9 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Intangible Assets (continued)
          -----------------------------
          Should events or circumstances occur subsequent to the acquisition of intangibles which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by valuation techniques available under the circumstances.

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the accompanying financial statements.









                               - NFS 10 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following as of December
          31:

                                                     2001           2000
                                                  ----------     ----------
               Furniture and fixtures             $  275,301     $  106,031
               Telephone system                       42,664         15,664
               Computer equipment                    127,571         48,731
               Software                              152,793        136,240
               Leasehold improvements                100,163              -
                                                  ----------     ----------
                                                     698,492        306,666
               Less: accumulated depreciation
                 and amortization                    (90,339)        (9,529)
                                                  ----------     ----------
                                                  $  608,153     $  297,137
                                                  ==========     ==========
               Unamortized computer software      $  104,621     $  136,240
                                                  ==========     ==========

          Depreciation expense recorded in the statement of operations was $80,842 and $9,529 for the years ended December 31, 2001 and 2000, respectively.

          Unamortized property subject to capital lease at December 31, 2001 was $113,801.

NOTE 3 -  CUSTOMER LIST, NET

          Customer list consists of the following as of December 31,:

                                                     2001           2000
                                                  ----------     ----------
               Customer list                      $  300,000     $  300,000
               Less accumulated amortization        (120,000)       (60,000)
                                                  ----------     ----------
                                                  $  180,000     $  240,000
                                                  ==========     ==========

          The Company acquired a customer list for operations from the founder of the Company. The estimated amortization is based on the attrition rate of customers no longer purchasing the Company's services.

          Amortization expense recorded in the statement of operations was $60,000 for each of the years ended December 31, 2001 and 2000.

NOTE 4 -  INCOME TAXES

          At December 31, 2001, the Company has net operating loss ("NOL") carryforwards of approximately $4,515,000 for federal purposes. The NOL's are available and expire at various dates through December 31, 2021.


                                - NFS11 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 4 -  INCOME TAXES (Continued)

          At December 31, 2001, a 100% valuation allowance had been provided on the net deferred income tax assets, since the Company cannot determine that it is more likely than not to be realized.

          The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the NOL carryforwards if there is a greater than 50% change in ownership during a three-year period. Should the Company experience an ownership change of more than 50%, there could be a limitation on the utilization of the Company's NOL carryforwards.

NOTE 5 -  NOTES AND CAPITAL LEASES PAYABLE

                                                     2001           2000
                                                  ----------     ----------

             Note payable to Qwest Communications
              Corporation, monthly installments
              of $12,500. Interest will accrue
              at the legal rate of interest
              subject to settlement agreement.
              Note matures on September 1, 2002   $  120,000     $  257,500

             Note payable to Braswell
              Enterprises, L.P., dated May 16,
              2001, due September 16, 2001,
              with interest at 15% per year.         100,000              -
                                                  ----------     ----------
                                                     220,000        257,500
             Less current portion                   (220,000)      (150,000)
                                                  ----------     ----------
             Long-term portion                    $        -     $  107,500
                                                  ==========     ==========

          The original settlement amount with Qwest Communications Corporation is $500,000. In accordance with the settlement agreement, the accrued interest will be forgiven, and there will be a $200,000 discount on the note if, and only if, the Company makes all monthly payments of $12,500 on a timely basis, totaling $300,000, by September 1, 2002. Management intends to remit all payments on a timely basis throughout the term of the note.

          The Company is obligated under two capital leases for the purchase of fixed assets. The leases have an average interest rate of 19.75%. Annual maturities of the lease obligations over their remaining lives are as follows:

          Year ended December 31,  2002                $   32,754
                                   2003                    39,939
                                   2004                    32,087



                                - NFS12 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 6 -  EQUITY TRANSACTIONS

          Authorized Capital
          ------------------
          As of December 31, 2001, the Company had authorized for issuance a total of 100,000,000 shares of common stock and 4,000,000 of Series A Preferred Stock ("Preferred Stock"). The Company had 8,506,253 shares of common stock and an aggregate of 1,120,007 shares of Series A and B Preferred Stock issued and outstanding at December 31, 2001. 2,500,000 shares of Preferred Stock have not yet been designated.

          Common Stock
          ------------
          In 2000, the Company issued 7,500,000 shares of its common stock to its founding stockholder in exchange for $163,913 in cash and tangible assets in the amount of $34,840.

          The Company also granted 225,000 shares of common stock to employees. Under the provisions of APB No. 25, the shares granted were recorded as compensation expense at their intrinsic value, which is the fair value of the common stock. As of December 31, 2000, the employees had earned 158,333 shares based on vesting schedules within their employment agreements (see Note 7). Accordingly, the Company recorded $4,750 in non-cash stock compensation for these shares. The Company recorded a contra-equity account for the unearned shares, which has been recorded as compensation expense upon vesting in 2001.

          Additionally, the Company issued 340,000 shares of common stock for consulting, financial, and marketing services rendered to the Company. As these issuances were granted in lieu of cash payments, they are accounted for based on the fair value of the consideration received, which management believes is a more reliable measurement than the fair value of the common stock. The Company recorded $10,350 for these services in its statement of operations for the year ended December 31, 2000.

          During 2001, the Company issued an additional 120,833 shares of common stock for consulting, financial and marketing services provided to the Company. These shares have been valued at $322,624, based on the conversion ratio of the Preferred stock sold during the period.

          Series A Preferred Stock
          ------------------------
          During 2001, the Company sold 587,208 shares of Series A Preferred Stock for gross proceeds of $2,348,832.

          During 2000, 311,856 shares of convertible Series A Preferred Stock were issued in exchange for gross cash proceeds of $1,247,424.

          The following summarizes the characteristics of the Company's Series A Preferred Stock:



                                - NFS13 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 6 -  EQUITY TRANSACTIONS (Continued)

          Conversion Rights
          -----------------
          Shares of Series A Preferred Stock are convertible, at the holder's option, into 1.5 shares of common stock for each share of Preferred Stock. However, the holder is not entitled to convert just a portion of his shares. Conversion rights are only exercisable as to all shares held. Each conversion ratio may be adjusted due to dilutive issuances of common stock, common stock equivalents, and convertible Preferred Stock. The conversion right is exercisable through December 31, 2001. No shares have been converted.

          Dividend Provisions
          -------------------
          The Series A Preferred Stock provides for dividends to holders of the shares at the rate of $0.20 per share, per annum, when and as legally declared by the board of directors. No dividends had been declared as of and through December 31, 2001.

          Warrants
          --------
          Along with the issuance of the Series A Preferred Stock, a non-detachable warrant was issued in conjunction with the sale of the Preferred Stock. For each four shares of Preferred Stock purchased, the holder was granted one warrant, which is convertible to one share of common stock at a conversion price of $4.50 per share, provided that such warrant is converted on or before December 31, 2001. Such warrants are no detachable from the preferred shares and may only be exercised by the original purchaser. No warrants have been exercised.

          Restrictions on Transferability
          -------------------------------
          The terms of the Series A Preferred Stock offering contain restrictions on transferring the purchased shares. A purchaser may not divide or split any block purchased, and any sale or transfer shall only be permitted with the Company's consent.

          Series B Preferred Stock
          ------------------------
          During 2001, the Company sold 220,943 shares of Series B Preferred Stock for gross proceeds of $883,772.

          The following summarizes the characteristics of the Company's Series B Preferred Stock:

          Conversion Rights
          -----------------
          Shares of Series B Preferred Stock are convertible, at the holder's option, into 1.5 shares of common stock for each share of Preferred Stock. However, the holder is not entitled to convert just a portion of his shares. Conversion rights are only exercisable as to all shares held. Each conversion ratio may be adjusted due to dilutive issuances of common stock, common stock equivalents, and convertible Preferred Stock. The conversion right is exercisable through June 1, 2002. No shares have been converted.


                                - NFS14 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


NOTE 6 -  EQUITY TRANSACTIONS (Continued)

          Dividend Provisions
          -------------------
          The Series B Preferred Stock provides for dividends to holders of the shares at the rate of $0.20 per share, per annum, when and as legally declared by the Board of Directors. No dividends had been declared as of and through December 31, 2001.

          Restrictions on Transferability
          -------------------------------
          The terms of the Series B Preferred Stock offering contain restrictions on transferring the purchased shares. A purchaser may not divide or split any block purchased, and any sale or transfer shall only be permitted with the Company's consent.

          Stock Options
          -------------
          As part of employment contracts, the Company granted stock options to certain key employees in 2000. As the Company records such options under the intrinsic value, or minimum value, method as prescribed under APB No. 25, no compensation expense has been recorded for the year ended December 31, 2000.

          The Company, in 2000, granted an aggregate of 3,000,000 options for common stock, which vest monthly. As of December 31, 2001, the options were fully vested.

          2,000,000 options have a strike price of $0.25; the remaining 1,000,000 options have a strike price of $1.00. As no volatility factors are used for the option-pricing model under the minimum value method, the fair value of the options are zero.

          Notes Due to/from Officers/Stockholders
          ---------------------------------------
          At December 31, 2000, there are receivables from a director and an officer/majority shareholder for $39,900 on $39,375, respectively. These receivables result from advances from the Company. At December 31, 2001, these receivables were $39,900 and $83,130, respectively.

          On January 15, 2000, the Company entered into a non-interest bearing note agreement to borrow $75,000 from a director of the Company. At December 31, 2000, the outstanding amount was $37,500, with the balance due on June 30, 2001. This amount has been repaid.

          During the year, an officer/majority shareholder personally paid certain expenses on the Company's behalf. The Company also sold furniture that was in its possession that was owned by the officer/majority shareholder. The amount for these transactions totaled $93,126 and is outstanding as of December 31, 2000, and paid in 2001.

          Contracts With Related Parties
          ------------------------------
          Prior to his employment by the Company, the chief financial officer independently assisted the Company with accounting matters through an entity owned by him. Fees for these services totaled $3,000. In lieu of cash, the Company settled this obligation in 2000 by issuing 100,000 shares of common stock.

                                - NFS15 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 6 -  EQUITY TRANSACTIONS (Continued)

          The Company also maintained an agreement with a relative of the majority stockholder to provide marketing services to the Company. In lieu of cash, the Company issued 100,000 shares in 2000 to satisfy the obligation. The estimated value of these services was $3,000.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          Rental Agreements
          -----------------
          The Company leases its offices in Irvine, California under non-cancelable leases expiring in 2006. The leases were verbally assigned to Universal Broadband Communications, Inc. ("UBC"), a related entity (see Note 10). However, this verbal assignment has not yet been accepted by the landlord.

          Future minimum lease payments pursuant to the leases are as follows:

               2002                                    $   498,909
               2003                                        548,792
               2004                                        566,908
               2005                                        587,876
               2006                                        196,699

          Employment Agreements
          ---------------------
          The Company entered into employment contracts with its key executives for periods ranging from three to five years. Such compensation aggregates approximately $346,000 for next year, including incremental increases defined in the employment agreements, for a total of approximately $400,000 in 2004. One employee waived his right to additional compensation due to him for the year ended December 31, 2000, in order to improve the cash flow of the Company. Additionally, the employment agreements provide for additional stock-based compensation (see
          Note 6). One agreement provides for severance pay equal to one and one-half years base salary at the time of termination.

          Contract Settlement
          -------------------
          As of December 31, 2000, the Company agreed to a final payment with Williams Communications ("Williams"), in the amount of $175,000, for long-distance carrier charges incurred during 2000. This amount has been included in accrued expenses and classified as a cost of revenue. This amount reflects all charges due to Williams. Payment terms of $25,000 per month commencing in March 2001 have been agreed to by both parties.

          Sale of Series A and Series B Preferred Stock
          ---------------------------------------------
          The Company and its officers have received cease and desist orders from the States of Pennsylvania and Colorado related to the private placements of its preferred securities, which order the Company and its agents to cease and desist from offering and selling preferred shares in these states.

                                - NFS16 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000



NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Sale of Series A and Series B Preferred Stock (continued)
          ---------------------------------------------------------
          Additionally, the Company has continued to sell preferred securities subsequent to the transfer of substantially all of its assets and certain of its liabilities and cessation of substantially all of its revenue generating activity on March 11, 2002. Subsequent to December 31, 2001, the Company sold 251,801 shares of Series B Preferred Stock for proceeds of $1,007,205.

          There is the potential that Norstar's stockholders might attempt to rescind the purchase of the Company's stock, based on adequacy of disclosure or other issues, including the fact that the Company disposed of certain of its income generating assets, as described in Note 9. If a claim for rescission were made, it might be possible that UBC would be forced to return to Nortstar the assets purchased, as well as be liable for monetary damages. As of the date of this report, no claim has been threatened or asserted. In any event, there is no way to accurately quantify the potential liability.

          Transfer of Assets
          ------------------
          At a stockholders' meeting held on March 5, 2002, the stockholders of Norstar were advised that all of the shares of UBC stock received by Norstar as consideration for the transfer of certain of the Norstar assets to UBC would be distributed by Norstar to its stockholders. Subsequent to the stockholders' meeting, the Board of Directors of Norstar, on September 3, 2002, rescinded the decision to distribute the UBC shares received in exchange for Norstar's assets to its stockholders, since the distribution of the UBC stock could be a potential problem with respect to the creditors of Norstar. There is the possibility that the stockholders of Norstar might object to the withdrawal of the distribution statement. It is also possible that UBC could be a party to any claim by the Norstar stockholders, inasmuch as Mark Ellis is the controlling officer and stockholder of both companies. No claim has been threatened or asserted. If a claim is made and upheld, then UBC might be required to pay money in an amount determined to be due. There is no way to accurately quantify the potential liability.

NOTE 8 -  CONCENTRATIONS

          Accounts Receivable
          -------------------
          The Company utilizes a third-party billing service to collect and manage its accounts receivable; therefore, the entire accounts receivable balance is due from the third-party billing service.





                                - NFS17 -

                      NORSTAR COMMUNICATIONS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


NOTE 9 -  SUBSEQUENT EVENTS

          In January and March, 2002, the Company transferred substantially all of its assets, and certain of its liabilities, to UBC, an entity controlled by the principal shareholder of the Company. In consideration, the Company received 5,898,193 shares of UBC common stock as well as a promissory note in the amount of $46,545. The carrying amounts, at December 31, 2001, of the assets and liabilities transferred are as follows:

          Current assets                               $   558,092
          Property and equipment                           608,153
          Customer list                                    180,000
          Other assets                                      82,728
          Capital leases obligations                       104,780

NOTE 10 - GOING CONCERN

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $4,553,108 since inception, and has a working capital deficit of $492,358, at December 31, 2001. Additionally, subsequent to December 31, 2001, the Company transferred substantially all of its assets and certain liabilities to a related entity, as described in Note 9, and has suspended its revenue generating activity.

          Management's plans in relation to these matters are as follows:

               The Company is licensed in all 50 states as a long distance telephone provider. Cost of entry into the market is approximately $150,000 for FCC license fees and procurement costs. The Company will be offered for sale as a turn key long distance reseller with all licenses in place. Management estimates that a sales price of approximately $100,000 will be negotiated as full consideration. The Company will then have balance sheet only assets of cash from the sale of fixed assets and intangible assets, along with common stock in UBC. Remaining cash will first be applied to corporate liabilities with remaining cash distributed to shareholders.









                                - NFS18 -