Form 10QSB
period 2002-03-31
UNIVERSAL BROADBAND COMMUNICATIONS INC
filed 2002-10-22
CIK 1126561

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549
                          ---------------------

                               FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended March 31, 2002

                                   OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                     Commission file number 0-31801
                     ------------------------------

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                ----------------------------------------

       (Name of Small Business Issuer as specified in its charter)


        Nevada                                            33-0930198
        ------                                            ----------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                        identification No.)



                   18200 VON KARMAN AVENUE, 10TH FLOOR
                        IRVINE, CALIFORNIA 92612
                (Address of principal executive offices)

     Registrant's telephone no., including area code: (949) 474 1500
     ------------------------------------------------

                             Not Applicable
                             --------------
     Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange Act: None

  Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $0.001 par value

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock outstanding as of the date of this report, we had 15,104,193 shares of $.001 par value Common Stock. . There is currently no trading market for the common stock of Universal Broadband Communications, Inc.


               DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               FORM 10-QSB

                   FINANCIAL STATEMENTS AND SCHEDULES
                UNIVERSAL BROADBAND COMMUNICATIONS, INC.

                  For the Quarter ended March 31, 2002

The following financial statements and schedules of the registrant are submitted herewith:

                     PART I - FINANCIAL INFORMATION

                                                              Form 10-QSB
                                                              -----------

Item 1.     Financial Statements:

            Condensed Balance Sheet - March 31, 2002                3

            Condensed Statements of Operations--for the three
              months ended March 31, 2001 and 2002                  4

            Condensed Statements of Cash Flows - for the three
              months ended March 31, 2001 and 2002                  5

            Notes to Condensed Financial Statements                 7


Item 2.     Management's Discussion and Analysis or
              Plan of Operations                                   14


PART II - OTHER INFORMATION
---------------------------

                                                                  Page
                                                                  ----

Item 1.     Legal Proceedings                                      26

Item 2.     Changes in the Securities                              26

Item 3.     Defaults Upon Senior Securities                        26

Item 4.     Submission of Matters to Vote of Security Holders      26

Item 5.     Other Information                                      26

Item 6(a).  Exhibits                                               26

Item 6(b).  Reports on Form 8-K                                    26

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                         CONDENSED BALANCE SHEET
                             MARCH 31, 2002
                               (Unaudited)



ASSETS
Current Assets
  Cash and cash equivalents                                 $     12,775
  Accounts receivable, net of allowance
    of $150,849                                                  971,229
  Other current assets                                           145,195
                                                            ------------

Total current assets                                           1,129,199

Property and equipment, net                                      766,626
Intangibles, net                                                 164,999
                                                            ------------

    Total assets                                            $  2,060,824
                                                            ============

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Current liabilities:
  Accounts payable                                          $    175,346
  Accrued liabilities                                            415,387
  Accrued billing fees                                           404,728
                                                            ------------

    Total current liabilities                                    995,461

Long term capital lease obligations                              234,614

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value;
  10,000,000 shares authorized,
  1,200 shares issued and outstanding                                 12
Common stock, $0.001 par value;
  50,000,000 shares authorized, and
  11,333,193 shares issued and outstanding                        11,333
Additional paid-in capital                                     1,338,639
Accumulated deficit                                             (519,235)
                                                            ------------

    Total stockholders' equity                                   830,749
                                                            ------------

    Total liabilities and stockholders' equity              $  2,060,824
                                                            ============



     The accompanying notes are an integral part of these unaudited condensed financial statements.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                        Three Months Ended March 31,
                                                         2002                 2001
                                                     ------------         ------------
Net sales                                            $    289,315         $      -
Cost of services                                         (139,794)               -
Selling, general and administrative expenses             (613,275)                (500)
Depreciation and amortization expense                     (46,338)               -
                                                     ------------         ------------

      Loss from operations                               (510,092)                (500)

Other income (expense):
  Other income                                             66,500                -
  Interest expense                                         (5,098)               -
  Other, net                                                 (100)               -
                                                     ------------         ------------

                                                           61,302                 (500)
                                                     ------------         ------------

      Loss before benefit for income taxes               (448,790)                (500)

Income taxes                                                -                    -

      Net loss                                       $   (448,790)        $       (500)
                                                     ------------         ------------

Loss per share - basic and diluted                   $       (.06)        $       (.00)
                                                     ============         ============

Weighted average shares - basic and diluted             7,931,726            5,000,000
                                                     ============         ============










The accompanying notes are an integral part of these unaudited condensed financial statements.

                                  - 4 -

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                        For the Three months ended
                                                                  March 31,
                                                         2002                 2001
                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $   (448,791)        $       (500)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation & amortization                          46,338
      Stock-based compensation                             62,500
      Stock-based vendor payments                           6,750
      Expenses paid by affiliate                           90,835
      Bad Debt expense                                     37,618
    Increase in accounts payable and accrued expenses
     Accounts receivable                                  (99,927)
     Other current assets                                  32,404
     Other assets                                          45,355
    Increase in accounts payable
     Accounts payable                                     175,346
     Accrued billing fees                                  49,883
     Accrued expenses                                      11,141
                                                     ------------         ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                 9,454                -
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                   (3,000)
                                                     ------------         ------------
  NET CASH USED IN INVESTING ACTIVITIES                    (3,000)
                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock               4,800
                                                     ------------         ------------
  NET CASH PROVIDED FROM FINANCING ACTIVITIES               4,800
                                                     ------------         ------------

NET CHANGE IN CASH                                         11,254                -

CASH AND CASH EQUIVALENTS - beginning of period             1,521                -
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS - end of period            $     12,775         $      -
                                                     ============         ============

CASH PAYMENTS

  Income taxes                                       $      -             $      -
                                                     ============         ============

  Interest                                           $      5,097         $
                                                     ============         ============



The accompanying notes are an integral part of these unaudited condensed financial statements.

                                  - 5 -

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF CASH FLOWS



NON-CASH ACTIVITY:

     1. The president and sole director of Universal Broadband Communications, Inc. (the "Company") is also the president and a director of Norstar. As described in Note 4, Related Party Transactions (in Notes to Financial Statements), the Company entered into an asset purchase and sale agreement with Norstar on November 30, 2001. The Company acquired certain assets and rights and obligations of certain leases from Norstar valued at $778,048. In consideration, the Company issued 1,711,933 shares of common stock with a value of $368,739, issued a note payable to Norstar for $257,984 that is payable only out of shares of our common stock valued at $0.21 per share, issued a second note payable to Norstar for $46,545 and assumed $104,780 in capital lease liabilities in January 2002. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

     2. The president and sole director of the Company is also the president and a director of Norstar. As described in Note 4, Related Party Transactions (in Notes to Financial Statements), On March 11, 2002, as subsequently amended September 20, 2002, the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Norstar. The Company acquired certain assets, obligations and rights from Norstar valued at $665,261. In consideration, the Company issued 4,186,260 shares of common stock with a value of $901,695 and assumed $21,550 in capital lease liabilities. In addition, the Company's note payable and related interest to Norstar for $257,984 that was payable only out of shares of our common stock valued at $0.21 per share, discussed in Note 4, was retired. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

     3. In January 2002, we issued 300,000 shares of our common stock valued at $62,500 in lieu of cash compensation to Mr. Ellis, our president and chief executive officer.

     4. In January 2002, we issued 135,000 shares of our common stock valued at $6,750 in lieu of cash compensation to vendors for services rendered. Two of the vendors later became employees of the Company: Mr. Richard Dunham (our former chief financial officer), and Ms. Gabrielle Ruelas, our vice president of operations.

     5. During the three months ended March 31, 2002, Norstar paid $99,388 of the Company's operating expenses. These payments included $13,651 in capital lease and interest payments, $10,647 in legal fees, $19,524 in consulting and capital formation and $55,566 in general operating expenses.

     6. During the three months ended March 31, 2002, Norstar purchased $104,620 of capital equipment for the Company.

     7. During the three months ended March 31, 2002, the Company purchased software financed with a $288,522 capital lease.


The accompanying notes are an integral part of these financial statements.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2002



NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          Nature of Operations
          --------------------
          Universal Broadband Communications, Inc. (the "Company" or "UBC") was incorporated under the laws of the state of Nevada on September 8, 2000 as Beech Corp. On October 4, 2001, the Company effected the name changed.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          Earnings Per Share
          ------------------
          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2002, the Company has 334,000 options and warrants to purchase 300 shares of common that would effect loss per share if they were to be dilutive.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 2002



NOTE 3 -  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-QSB. . Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

          The unaudited financial statements include the accounts of Universal Broadband Communications, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of March 31, 2002 and the results of operations and changes in financial position for the three month periods ended March 31, 2002 and 2001.

          Reclassifications
          -----------------
          Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

          Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Loss Per Common Share
          ---------------------
          The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 334,000 shares of common stock at $1.50 per share and warrants to purchase 300 shares of common stock at $4.00 per share were outstanding at March 31, 2002. The options and warrants were not included in the diluted loss per share calculation for March 2002 because the effects would have been anti-dilutive.

NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 2002



NOTE 4 -  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 5 -  RELATED PARTY TRANSACTIONS

          The president and sole director of the Company is also the president and a director of Norstar. The Company entered into an asset purchase and sale agreement with Norstar on November 30, 2001. The Company acquired certain assets and rights and obligations of certain leases from Norstar valued at $778,048. In consideration, the Company issued 1,711,933 shares of common stock with a value of $368,739, issued a note payable to Norstar for $257,984 that is payable only out of shares of our common stock valued at $0.21 per share, issued a second note payable to Norstar for $46,545 and assumed $104,780 in capital lease liabilities in January 2002. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

          The president and sole director of the Company is also the president and a director of Norstar. On March 11, 2002, as subsequently amended September 20, 2002, the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Norstar. The Company acquired certain assets, obligations and rights from Norstar valued at $665,261. In consideration, the Company issued 4,186,260 shares of common stock with a value of $901,695 and assumed $21,550 in capital lease liabilities. In addition, the Company's note payable and related interest to Norstar for $257,984 that was payable only out of shares of our common stock valued at $0.21 per share was retired. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

          In January 2002, we issued 300,000 shares of our common stock valued at $62,500 in lieu of cash compensation to Mr. Ellis, our president and chief executive officer.

          In January 2002, we issued 110,000 shares of our common stock valued at $5,500 in lieu of cash compensation to vendors for services rendered. These vendors later became employees of the
          Company: Mr. Richard Dunham (our former chief financial officer), and Ms. Gabrielle Ruelas, our vice president of operations.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 2002



NOTE 5 -  RELATED PARTY TRANSACTIONS (CONTINUED)

          During the three months ended March 31, 2002, the Company had numerous related party transactions with Norstar. These transactions resulted in a note payable to Norstar for $99,576. The details for these transactions are as follows:

               * During the three months ended March 31, 2002, Norstar paid $99,388 of the Company's operating expenses. These payments included $13,651 in capital lease payments, $10,647 in legal fees, $19,524 in consulting and capital formation and $55,566 in general operating expenses.

               * During the three months ended March 31, 2002, Norstar purchased $104,620 of capital equipment for the Company.

               * During the three months ended March 31, 2002, Norstar loaned $117,994 in cash to the Company. This cash was used by the company to fund payroll and general operating expenses.

               * During the three months ended March 31, 2002, the Company loaned $117,994 in cash to Norstar.

               * During the three months ended March 31, 2002, the Company paid $18,856 of Norstar's operating expenses. These payments included $15,000 in capital lease and interest payments and $3,856 in general operating expenses.

               * During the three months ended March 31, 2002, Norstar charged the company $26,432 for servicing direct billing customers in the month of January 2002.

               * During the three months ended March 31, 2002, the Company charged Norstar $66,500 for servicing LEC billing customers from February 4, 2002 to March 10, 2002.

          In addition to the transactions with Norstar mentioned above, the Company purchased $139,794 of carrier services from Norstar.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

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

          If the Company successfully assumes the office leases, the Company's lease obligations would commence in February 2002. The leases expire on April 30, 2006. Future minimum lease payments pursuant to these leases as well are as follows:

               2002                               $  408,200
               2003                                  548,792
               2004                                  566,908
               2005                                  587,876
               2006                                  196,699

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 2002



NOTE 7 -  LONG-TERM DEBT

          Our long-term debt consists of the following as of March 31, 2002:

               Capitalized lease obligations           $  406,599
               Less current portion                       171,985
                                                       ----------

               Long-term Debt                          $  234,614
                                                       ==========

          Future maturities of long-term debt are as follows:

               Years Ending December 31:
                    2002                               $  126,940
                    2003                                  194,760
                    2004                                   83,057
                    2005                                    1,842
                    2006                                       --
                                                       ----------

                                                       $  406,599
                                                       ==========

NOTE 8 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

               Computer hardware and software          $  128,523
               Office equipment and other                  55,291
               Capitalized Software                       342,670
               Furniture and fixtures                     219,421
               Leasehold improvements                     125,838
                                                       ----------

                                                          871,743
               Less accumulated depreciation and
                amortization                             (105,116)
                                                       ----------
                                                       $  766,627
                                                       ==========

NOTE 9 -  INTANGIBLES

          Intangibles consists of the following as of March 31, 2002:

               Customer base                           $  300,000
               Less accumulated amortization             (135,000)
                                                       ----------

               Intangibles, net                        $  165,000
                                                       ==========

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 2002



NOTE 10 - ACCRUED LIABILITIES

          Accrued expenses consisted of the following:

               Short term capital lease obligations    $  171,985
               Short term payable to affiliate             99,576
               Accrued compensation                        68,156
               Accrued expense                             58,432
               Accrued taxes                               17,238
                                                       ----------

                                                          415,387
                                                       ==========

NOTE 11 - SUBSEQUENT EVENTS

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

               At a stockholders' meeting held on March 5, 2002, the stockholders of Norstar were advised that all of the shares of the Company stock received by Norstar as consideration for the transfer of certain of the Norstar assets to the Company would be distributed by Norstar to its stockholders. Subsequent to the stockholders' meeting, the board of directors of Norstar, on September 3, 2002, rescinded the decision to distribute the Company shares received in exchange for Norstar's assets to its stockholders, since the distribution of the Company's stock could be a potential problem with respect to the creditors of Norstar. There is the possibility that the stockholders of Norstar might object to the withdrawal of the distribution statement. It is also possible that the Company could be a party to any claim by the Norstar stockholders, inasmuch as Mark Ellis is the controlling officer and stockholder of both companies. As of the date of this report, no claim has been threatened or asserted. If a claim is made and upheld, then the Company might be required to pay money in the amount determined to be due. In such event, the Company could suffer a cash shortage, which could have a serious impact on business prospects. There is no way to accurately quantify the potential liability.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 2002



NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

          * On May 16, 2002, we issued 26,000 shares of our restricted common stock and paid $48,000 in cash to Monarch
               Communications, Inc. pursuant to an asset purchase agreement in which we acquired Monarch's direct billing customer base valued at $49,300.

          * On May 31, 2002, UBC issued 100,000 shares of our restricted common stock to two individuals, David Golkar and Ray Astanei, in exchange for all of the issued and outstanding stock of Universal Information Services, Inc. The Company valued this acquisition at $5,000.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                             MARCH 31, 2002



NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

          * On August 30, 2002, UBC issued 125,000 shares of our restricted common stock to Cybertel for the purchase of a telecom switch valued at $62,500.

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

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain statements, such as statements regarding UBC's future plans, that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including certain statements contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning our expectations, beliefs, or strategies regarding increased future revenues and operations, and certain statements contained under "Business" concerning our future business plans.

The following statements are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

(i) any statements contained or incorporated herein regarding possible or assumed future results of operations of UBC's business, anticipated cost savings or other synergies, the markets for UBC's services and products, anticipated capital expenditures, regulatory developments or competition;

(ii) any statements preceded by, followed by, or that include the words "intends", "estimates", "believes", "expects", "anticipates", "should", "could", or similar expressions; and

(iii) other statements contained or incorporated by reference herein regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements; factors that could cause actual results to differ materially include, but are not limited to:

     *    economic uncertainty;

     *    the effects of vigorous competition;

     * the impact of technological change on our business, alternative technologies, and dependence on availability of transmission facilities;

     *    the loss of any significant numbers of customers;

     *    changes in business strategy or development plans;

     * the cost of pursuing acquisitions and new business and initiatives;

     *    an expansion of land based communications systems;

     *    our significant indebtedness;

     * the availability and terms of capital to fund our operations and the expansion of our businesses;

     *    risks of international business;

     *    regulatory risks in the United States and internationally;

     *    contingent liabilities;

     *    uncertainties regarding the collectability of receivables;

     * risks associated with debt service requirements and our financial leverage;

     *    uncertainties associated with the success of acquisitions;

     *    the ongoing war on terrorism;

     *    other factors referenced in this Report: and

     * the other risks referenced from time to time in UBC's filings with the Securities and Exchange Commission.

Potential purchasers of UBC capital stock are cautioned not to place undue reliance on such statements, which speak only as of the date thereof.

The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by UBC or persons acting on its behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

References herein to UBC, "we", "our", or "us" include Universal
Broadband Communications, Inc, unless the context otherwise requires.

RECENT SALES OF UNREGISTERED SECURITIES

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

     *    Our receipt of assets valued at $778,048.76.

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

     In January 2002, we issued 410,000 shares of our common stock valued at $68,000 in lieu of cash compensation to three employees: Mr. Ellis president and chief executive officer, Mr. Richard Dunham (our former chief financial officer), and Ms. Gabrielle Ruelas, our vice president of operations.

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

     On May 16, 2002, we issued 26,000 shares of our restricted common stock and paid $48,000 in cash to Monarch Communications, Inc. pursuant to an asset purchase agreement in which we acquired Monarch's direct billing customer base and other assets valued at $55,444.

     On May 31, 2002, we issued 100,000 shares of our restricted common stock to two individuals, David Golkar and Ray Astanei, in exchange for all of the issued and outstanding stock of Universal Information
Services, Inc.  We valued these customer base assets at $41,046.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis relates to our financial condition and results of operations for the three months ended March 31, 2002. This information should be read in conjunction with the consolidated financial statements and notes thereto contained herein, and the combined financial statements and notes contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-QSB.

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

     On April 1, 2002, we entered into an asset purchase agreement with Monarch Communications, Inc., a San Diego based telecommunications provider, for the acquisition of its direct billing customer base and other assets valued at $55,444. In consideration, we issued 26,000 shares of our restricted common stock and paid $55,586 in cash.

     On May 31, 2002, we acquired Universal Information Services, Inc., a California based reseller of long distance services valued at $41,046. We issued 100,000 shares of our restricted common stock.

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

     During the three months ended March 31, 2002, we commenced our operations. With our recent acquisitions of several customer bases, we have begun to implement our business plan and conduct telecommunications operations. Our cash requirements for the next 12 months are estimated to be approximately $400,000 per month. Our current cash flow from operations is not sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, and consequently, we have obtained and will continue to seek additional financing. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing. See "Recent Sales of Unregistered Securities."

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

     We had operating losses for quarter since we began operations in November 2001. The auditor's opinion on our financial statements as of December 31, 2001, calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We are experiencing difficulty in paying our vendors, carriers and lenders on time, and we may continue to experience this difficulty in the future. If we are unable to pay our vendors, carriers and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a small amount of working capital as of March 31, 2002. Additionally, we have had minimal positive cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund our business plan or future operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001
------------------------------------------

NET SALES. Our revenues primarily consist of billings for long distance telephone and pre-paid and post-paid calling cards. Net sales were $289,315 for the first three months of 2002. The increase in sales is attributable to the customer bases acquired in the January 2002 and March 2002 Norstar asset acquisitions mentioned above.

COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for the first three months of 2002 includes primarily direct carrier related costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. SG&A expenses incurred in 2002 are largely due to the operations required to support the customer bases acquired in the Norstar asset acquisitions mentioned above and certain one time integration costs. SG&A in 2002 includes: (1) approximately $68,000 in expense for a stock grants to a senior manager of the corporation; (2) approximately $97,374 in facilities expense; (3) $64,587 of expense for outbound billing services; (4) $71,214 in expense for one time capital formation and regulatory filings costs; service fees of $26,432 and (5) approximately $148,565 of payroll related expenses.

SG&A expense as a percentage of sales was approximately 212%. At the beginning of February 2002, we increased our operations in anticipation of the March 11, 2002 Norstar asset acquisition mentioned above. As a result, we incurred approximately 2 months of expense that was offset by only two thirds of a month's revenue. As such, we are confident that this ratio of SG&A to sales will improve in future quarters.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the January 2002 and March 2002 Norstar asset acquisitions mentioned above.

OTHER INCOME (EXPENSE). For 2002, other expenses of approximately $61,302 consisted primarily of $66,500 in fees assessed to Norstar for operational support and $5,098 of interest expense attributable to capital leases.

We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities.

Three Months Ended March 31, 2001
---------------------------------

There were no operations conducted during the first three months of 2001. The expenses incurred were insignificant and any analysis would not be meaningful.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2002, we generated positive cash flow from operations of approximately $9,454, primarily due to the our ability to use our common stock to satisfy obligations and expenses paid for by Norstar during the period. If we excluded these from operating cash flows, our operations would have used $160,085 in cash. This amount of cash used in our operations is a result of the net loss incurred during the period, the timing of cash receipts from our customers, the acquisitions mentioned above, as well as activities related to payments to our vendors. With Norstar's payments and the obligations satisfied via common stock, thus far we have operated with negative cash flows and have sought to fund these losses and deficits through the completion of private equity placements.

Altogether, our net operating, investing and financing activities during the three months ended provided $11,254 in cash. Our working capital at March 31, 2002 was $133,736. Although we do have a positive working capital position, it is small and eroding.

Our current liabilities include a total of approximately $139,794 owed to Norstar for underlying carrier costs.

Until we produce positive cash flows from operations, and reduce or improve our working capital position, management will be faced with deciding whether to use available funds to pay vendors and suppliers for services necessary for operations, or to purchase equipment to be used in the growth of our business. This will require us to raise additional capital to pay vendors and carriers and purchase equipment.

Since we have produced negative EBITDA results during the first three months of 2002, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements in order to raise the funds needed. The capital markets have proven difficult for telecom companies. There are no assurances that we will be able to raise the capital necessary to fund our current operations and business plan.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will have to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations. There are no assurances that the Company will be able to borrow funds from significant shareholders of the Company in the future.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the United States and there are no seasonal aspects that would have a material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY ASSESSMENT

In addition, we expect our network development will require funds to develop our comprehensive information technology platform to support and enhance the provisioning, billing and installation of new and existing customers and to purchase and install network equipment. We will also be required to fund our operating losses and working capital and possible expenditures associated with market expansions and potential acquisitions of businesses or assets. In addition, we will require funds to pay our current future minimum lease obligations under noncancelable operating and capital leases and future minimum commitments under long-term contractual obligations associated with maintenance and service agreements. Such future minimum commitments are as follows (in thousands):

Year Ending December 31,           Operating lease        Capital         Total minimum
                                     obligations           lease            long-term
                                                        obligations        obligations
2002                                   $    408,200     $    166,579       $    574,779
2003                                        548,792          235,760            784,552
2004                                        566,908           89,534            656,442
2005                                        587,876            1,927            589,803
2006                                        196,699               --            196,699
Thereafter                                       --               --                 --
                                       ------------------------------------------------

Total future minimum long-term
obligations                            $  2,308,475     $    493,800       $  2,802,275
                                       ============     ============       ============

We have limited capital resources available to us, and these resources may not be available to support our ongoing operations until such time as we are able to generate positive cash flows from operations. There is no assurance we will be able to achieve future revenue levels sufficient to support operations or recover our investment in property and equipment, and other intangible assets. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the ongoing support of our stockholders and customers, our ability to obtain capital resources to support operations and our ability to successfully market our services.

Management, in order to continue operations, is seeking additional revenue generating activities, and is actively engaged in discussion to obtain additional capital and borrowing infusion. There can be no assurance that management will be successful with this plan.

FORWARD OUTLOOK AND RISKS

FROM TIME TO TIME, UBC MAY PUBLISH FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENT, NEW PRODUCTS, RESEARCH AND DEVELOPMENT ACTIVITIES AND SIMILAR MATTERS. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, UBC notes that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in any of our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of UBC's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, to government reimbursement policies, to private industry reimbursement policies and to other matters affecting UBC's industry and business; (c) the availability of appropriate acquisition candidates and the successful completion of acquisitions; (d) the demand for our products and services; and (e) other risks detailed in our Securities and Exchange Commission filings.

THIS FORM 10-QSB CONTAINS AND INCORPORATES BY REFERENCE CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT WITH RESPECT TO RESULTS OF OPERATIONS AND BUSINESSES OF UBC. All statements, other than statements of historical facts, included in this Form 10-QSB, including those regarding market trends, UBC's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended", "will", "should", "may", "expects", "expected", "anticipates", and "anticipated" or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on UBC's current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risks and uncertainties, UBC's actual results could differ materially. Important factors that could cause actual results to differ materially from our expectations are disclosed hereunder and elsewhere in this Form 10-KSB. See "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS" on page 2 of this Annual Report on Form 10-QSB. These forward-looking statements represent our judgment as of the date of this Form 10-QSB. All subsequent written and oral forward-looking statements attributable to UBC are expressly qualified in their entirety by the Cautionary Statements. UBC disclaims, however, any intent or obligation to update its forward-looking statements.

LIMITED OPERATING HISTORY. We provide voice and calling card services through the use of the networks of other communication providers. We have been operating in the telecommunications business for approximately three months. We have limited assets, limited revenues and limited customers. Our customer base and revenues are remaining fairly constant on a monthly basis. However, we have operated at a loss since its inception. There can be no assurance that we will ever operate profitably. In order to significantly increase revenues, we must acquire other companies as well as grow internally. Although our management has conducted extensive discussions with the principals of several acquisition targets, there can be no assurance that we can fund the acquisitions, that we can complete the acquisitions or that the acquired businesses will operate at a profit. As a result of our limited operating history as a resale communications provider, you have limited operating and financial data on which you can predict our future performance and base your investment decision. We cannot assure you that we can successfully operate as a reseller of telecommunications services.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NOT BE PROFITABLE IN THE FUTURE. We have incurred significant operating and net losses in the past and expect to continue to incur losses in the future as we deploy our network, expand our service offerings and enter new markets. For the September 8, 2000 through December 31, 2001, the Company had a net loss of $5,500. For the year ended December 31, 2001, UBC had a net loss of $64,944. For the quarter ended March 31, 2002, UBC had a net loss of $448,790. As we expand our operations, we expect our negative cash flow, operating losses and net losses to continue for the foreseeable future. We cannot assure you that our revenues will grow or that we will achieve profitability in the future. If we continue to generate losses without obtaining additional funding, our ability to pursue our business strategy may be restricted. We have never been profitable and do not expect to become profitable in the near future. We have invested and will continue to invest significant amounts of money in our network and personnel in order to maintain and develop the infrastructure we need to compete in the markets for our services and achieve profitability.

LIMITED ASSETS AND ADDITIONAL CAPITAL REQUIRED. As of March 31, 2002, we had, on a consolidated basis, total assets of approximately $2,060,824. There can be no assurance that we will realize positive cash flow from operations in the foreseeable future. Furthermore our business plan provides that we will attempt to complete additional acquisitions. We estimate that we will be required to raise approximately $2,000,000 in order to fund our business plan during the next 24 months. There can be no assurance that additional financing would be available to us, or, if available, that it could be obtained on acceptable terms. We have financed our operations almost exclusively through debt and private sales of securities. Since we are losing money, we must raise the money we need to continue operations and expand our network either by selling more securities or borrowing money. If we are not able to raise additional money, we will not be able to implement our strategy for the future, and we will either have to scale back our operations or shut down all of our operations. Failure to obtain such financing could result in the delay or abandonment of some or all of our development and expansion plans and expenditures and could have a material adverse effect on us.

WE MUST EXPAND AND OPERATE OUR NETWORK. Our success and ability to increase our revenues depends upon our ability to deliver telecommunication services, which in turn, depends on our ability to integrate new and emerging technologies and equipment into our network and to successfully expand our network and to increase the number of our customers significantly.

THE TELECOMMUNICATIONS MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST COMPANIES THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO, WHICH COULD CAUSE US TO LOSE CUSTOMERS AND IMPEDE OUR ABILITY TO ATTRACT NEW CUSTOMERS. The telecommunications industry is highly competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. Most of our other current competitors are substantially larger and have greater financial, technical and marketing resources than we do. We have not achieved, and do not expect to achieve, a significant market share for any of the telecommunication services we offer. Many of our competitors have the following advantages over us:

*    long-standing relationships and brand recognition with customers;

* financial, technical, marketing, personnel and other resources substantially greater than ours;

*    more funds to deploy telecommunication services;

* potential to lower prices of competitive telecommunication services that compete with ours;

*    fully deployed and operational networks; and

* benefits from existing regulations that favor the incumbent telephone companies.

We face, and expect to continue to face, competition from current and potential market entrants, including:

* long distance providers seeking to enter, re-enter or expand entry into the local telecommunications marketplace; and

* other domestic and international integrated communication providers, resellers, Internet companies, cable television companies, electric utilities and municipalities, which are using their rights-of-way and other assets to enter the telecommunication services market. In addition, a continuing trend toward combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors, which could cause us to lose customers and impede our ability to attract new customers.

RESISTANCE BY POTENTIAL CUSTOMERS TO ENTER INTO SERVICE ARRANGEMENTS WITH US MAY REDUCE OUR ABILITY TO INCREASE OUR REVENUE. The success of our telecommunications service offerings will be dependent upon, among other things, the willingness of customers to accept us as a new provider of voice services. Many of our potential customers have entered into term contracts with incumbent telephone providers that have penalties for early termination, which our potential customers may not want to incur. In addition, potential customers may not want to change their existing service providers for a variety of reasons such as:

*    longstanding service relationships with existing providers;

*    potential service interruptions in switching to a new provider; and

* existing providers having financial, technical, marketing and other resources that are substantially greater than ours.

We cannot assure you that we will be successful in overcoming the resistance of customers to change their current integrated communication providers, particularly those that purchase services from incumbent telephone companies. The lack of such success would reduce our ability to increase our revenue.

IF OUR BACK OFFICE AND CUSTOMER SERVICE SYSTEMS ARE UNABLE TO MEET OUR NEEDS, WE MAY NOT BE ABLE TO BILL OUR CUSTOMERS EFFICIENTLY OR PROVIDE AN ADEQUATE LEVEL OF CUSTOMER SERVICE. Sophisticated back office processes and information management systems are vital to our growth and our ability to bill customers accurately, initiate service for customers, achieve operating efficiencies and improve our operating margins. Our plans to develop and implement these back office and customer service systems rely, for the most part, on choosing products and services offered by third-party vendors and integrating these products and services into our operations. We cannot assure you that these systems will perform as expected as we grow our customer base. In addition, our right to use these systems depends upon license agreements with third-party vendors. If these vendors elect to cancel or not renew some or all of these license agreements, our business may be adversely affected. Some of the risks associated with our back office and customer service systems include:

* the failure by third-party vendors to deliver their products and services in a timely and effective manner and at acceptable costs;

*    our failure to identify key information and processing needs;

* our failure to integrate our various information management systems effectively;

*    our failure to maintain and upgrade systems as necessary; and

* our failure to attract and retain qualified systems support personnel.

DEVELOPMENT AND EXPANSION RISK AND POSSIBLE INABILITY TO MANAGE GROWTH. We are in the early stages of operations. Our success will depend, among other things, on substantial increases in customer base, on our ability to engage in business in foreign markets, on the execution of agreements with the owners of long distance lines or distribution channels, on obtaining of governmental permits, and on subsequent developments in state and federal regulations. In addition, the expansion of our business will involve acquisitions, which could divert the resources and management time and require integration with our then existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such acquisition will meet our expectations. Our future performance will depend, in part, upon our ability to manage our growth effectively, which will require us to implement and improve our operating, financial and accounting systems, to expand, train and manage its employee base and to effectively manage the integration of acquired businesses. These factors and others could adversely affect the expansion of our customer base and service offerings. Our inability either to expand in accordance with our plans or to manage our growth could have a material adverse effect on our business, financial condition and results of operations.

IF THIRD PARTIES DO NOT PROVIDE THE TELECOMMUNICATIONS PRODUCTS AND THE INSTALLATION AND FIELD SERVICES THAT ARE CRITICAL TO OUR BUSINESS, WE COULD LOSE CUSTOMERS. Because we depend on third-party vendors, we do not have guaranteed capacity or control over delivery schedules, quality assurance, production yields and costs. If any of our vendors reduces or interrupts its supply of products, or if any significant installer or field service provider interrupts its service to us or fails to perform to required specifications, our business could be disrupted, which could cause us to lose customers. In addition, our suppliers may be unable to manufacture and deliver the telecommunications products we require. If this were to occur, we might be unable to deploy our network in a timely manner, thus reducing our ability to compete.

DECLINING PRICES FOR TELECOMMUNICATION SERVICES COULD REDUCE OUR REVENUE AND PROFITABILITY. The telecommunications business is extremely competitive. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future. In addition, the long distance industry has historically experienced high customer attrition, as customers frequently change their chosen long distance providers in response to lower rates or promotional incentives by competitors. We rely on other companies to provide service for all of our long distance traffic. As we enter additional markets, we will need to negotiate resale agreements with other telephone companies to provide us with long distance services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for long distance services and estimates of the calling patterns and traffic levels of our customers. If we fail to meet our minimum volume commitments, we may be obligated to pay under-utilization charges, and if we underestimate our need for long distance services, we may be required to obtain capacity through more expensive means, which would raise our costs and reduce our revenues. Our failure to achieve acceptable profits from our long distance business could have a material adverse effect on us. Trends in the pricing for long distance services may be indicative of trends in the telecommunications industry. If this is the case, revenue from our other service offerings may be subject to significant price pressure.

An increase in the capacity of our competitors could adversely affect our business. Furthermore, the marginal cost of carrying an additional call over existing fiber optic cable is extremely low. As a result, within a few years, there may be dramatic and substantial price reductions.

OUR FAILURE TO INTEGRATE SUCCESSFULLY OTHER BUSINESSES WE ACQUIRE MAY RAISE OUR COSTS AND REDUCE OUR REVENUE. As part of our business strategy, we seek to expand through investments in or the acquisition of other businesses that we believe are complementary to our business. Although we regularly engage in discussions relating to potential acquisitions, we are unable to predict whether any acquisitions will actually occur. If we acquire companies, networks or other complementary assets as part of our expansion plan, we will be subject to the risks generally associated with acquisitions. Our ability to complete acquisitions will depend, in part, on our ability to finance the acquisitions (including the costs of acquisition and integration). Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, some of which are not within our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. Furthermore, if we use our common stock as consideration for acquisitions, our stockholders would experience dilution of their ownership interests represented by their shares of common stock. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

THE TELECOMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES, AND NEW TECHNOLOGIES MAY BE SUPERIOR TO THE TECHNOLOGIES WE USE. Our Failure to Keep up with Such Changes Could Adversely Affect Our Business. The telecommunications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unbudgeted upgrades or additional telecommunication products that could be time consuming to integrate into our business, and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even if we acquire new technologies, we may not be able to implement them as effectively as other companies with more experience with those new technologies.

ABILITY TO CONTINUE AS A GOING CONCERN. As a result of our financial condition, our independent auditor included an explanatory paragraph in its report on our financial statements for the period ended December 31, 2001, with respect to our ability to continue as a going concern. Our ability to continue in the normal course of business is dependent upon its access to additional capital and the success of future operations. Uncertainties as to these matters raised substantial doubt about our ability to continue as a going concern at the date of such report.

MARKETING RISKS. Although we expect to market a variety of telecommunications services to customers and prospective customers there can be no assurance that we will be able to attract and retain new customers or retain and sell additional services to existing customers.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of our financial statements. While we believe our estimates are appropriate, actual results can, and often do, differ from those estimates.

Our critical accounting policies are discussed below. Each of these areas involves complex situations and a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements.

REVENUE RECOGNITION. We recognize revenue in accordance with all applicable accounting principles generally accepted in the United States of American including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The assessment of collectability is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenue is access charge revenue for connecting our voice service customers to their selected long distance carriers for outbound calls or for delivering inbound long distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is reasonably assured.

ACCOUNTS RECEIVABLE. A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectability of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's or carrier's inability to meet its financial obligations to us, we record a specific allowance against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers or carriers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

INTANGIBLES. The Company had significant intangible assets consisting of acquired customer bases. (See Note 7, Intangibles, in Notes to Financial Statements.) The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment by management. The Company periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment are based on market conditions, legal factors and operational performance of our acquired businesses. Future events could cause us to conclude that customer bases associated with our acquired businesses are impaired. Any resulting impairment loss could have a significant impact on our financial condition and results of operations.

OTHER MATTERS. We do not have any of the following:

*    Off-balance sheet financial arrangements

* Trading activities that include non-exchange traded contracts accounted for at fair value

* Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 4, Related Party Transactions, in Notes to Financial Statements.

                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
To the best knowledge of the Company's management, the Company is not a party to any legal proceeding or litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. NONE

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES. NONE

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. NONE.

ITEM 5.  OTHER INFORMATION. NONE.

ITEM 6(a).  EXHIBITS.

EXHIBIT NO.          IDENTIFICATION OF EXHIBIT
-----------          -------------------------

   3.1 Articles of Incorporation of Beech Corp., a Nevada corporation, filed September 8, 2001, described in Exhibit
           3.1 to Form 10SB, filed October 20, 2000.
   3.2 Amendment to the Articles of Incorporation of Beech Corporation changing the corporation's name to Universal Broadband Communications, Inc., filed October 4, 2001, described in Form 8-K, filed October 9, 2001, as amended by Form 8-K/A, filed November 13, 2001.
   3.3 Amendment to the Articles of Incorporation of Universal Broadband Communications, Inc. amending the capital structure and other matters, filed January 24, 2002.
   3.4 Bylaws of Beech Corp., described in Exhibit 3.2 to Form 10SB, filed October 20, 2000.
   3.5     Bylaws of Universal Broadband Communications, Inc.
   3.6     Amended Bylaws of Universal Broadband Communications, Inc.
   3.7     Board of Directors Board Governance and Guidelines
   10.1* Wholesale Services Agreement with Qwest Communications Corporation, dated March 1, 2002.
   10.2 Asset Purchase Agreement with Norstar Communications, Inc., dated November 30, 2001, described in Form 8-K, filed December 6, 2001.
   10.3 Revised Asset Purchase Agreement with Norstar Communications, Inc., dated January 22, 2002, described in Form 8-K/A, filed January 31, 2002.
   10.4 Asset Purchase Agreement with Norstar Communications, Inc., dated March 11, 2002, described in Form 8-K, filed March 11, 2002.
   10.5 Asset Purchase Agreement with Monarch Communications, Inc., dated April 1, 2002, described in Form 8-K, filed April 15, 2002.
   10.6 Stock Exchange Agreement with Universal Information Services, Inc., dated May 31, 2002, described in Form 8-K, filed June 14, 2002.
   10.7    Infodirections Software License Agreement, dated March 18,
           2002.
   10.8    Mark Ellis Employment Agreement, dated November 1, 2001.
   10.9    Harold R. Stokes Employment Agreement, dated November 28,
           2001.
   10.10   Gabrielle Ruelas Employment Agreement, dated February 1,
           2002.
   10.11   Richard Dunham Employment Agreement, dated May 13, 2002.
   10.12   William D. Savage Employment Agreement, dated August 5, 2002.
   10.13   Stephen A. Garcia Employment Agreement, dated August 26,
           2002.
   10.14   Universal Broadband Communications, Inc. 2001 Stock Option
           Plan.
   10.15 Independent Client Service Agreement with Alexander & Wade, Inc., dated August 1, 2002.
   10.16 AWI Global Technologies Inc. Capital Stock Exchange Agreement, dated August 30, 2002.
   10.17   Amendment to Norstar Agreements, dated September 20, 2002.
   10.18 Independent Client Service Agreement with USM Capital Group, Inc. dated August 30, 2002.
   10.19 Independent Client Service Agreement with Commerce Development Corporation, Ltd. dated August 30, 2002.
   10.20 Independent Client Service Agreement with Soltech, Inc. dated September 3, 2002.
   10.21 Independent Client Service Agreement with Cybertel Communications Corporation dated August 28, 2002.
   99.1 Certification of Mark Ellis, CEO, and Stephen A. Garcia, CFO, pursuant to 18 U.S.C. Subsection 1350 as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002.

_________
* To be filed
by Amendment

ITEM 6(b). REPORTS ON FORM 8-K.

     (1) On October 18 2002, we filed on Form 8-K reporting changes in our certifying accountant. The information was reported pursuant to Item 4.
     (2) On October 2, 2002, we reported the amendment to the two Asset Purchase and Sale Agreements with Norstar Communications, Inc. dated January 2, 2002 and March 11, 2002, respectively, as a result of that certain Amendment to Norstar Agreements dated September 20, 2002.
     (3) On September 11, 2002, we reported the execution on August 30, 2002 of that certain Capital Stock Exchange Agreement with Cybertel Communications Corp. relating to the purchase from Cybertel of all of the issued and outstanding shares of the capital stock of AWI Global Technologies Inc.
     (4) On September 6, 2002, we reported the election, on August 27, 2002, of William D. Savage and Stephen A. Garcia to our board of directors, and the employment, on August 5, 2002, of William
          D. Savage as our chief operating officer, and the employment, on August 26, 2002, of Stephen A. Garcia as our chief financial officer.
     (5) On August 22, 2002, we reported the resignation of Donald S. Baker as a director on May 30, 2002, and the resignation of Richard Dunham as a director on August 21, 2002 under Item 6, and under Item 5, the removal of Harold Stokes as a director on March 11, 2002.
     (6) On June 14, 2002, we filed on Form 8-K reporting the Stock Exchange Agreement with Universal Information Services, Inc. under Item 2.
     (7) On April 15, 2002, we filed on Form 8-K reporting the Asset Purchase Agreement with Monarch Communications, Inc. under Item 2.
     (8) On March 11, 2002, we filed on Form 8-K reporting a second Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     (9) On January 31, 2002, we filed on Form 8-K/A reporting the Revise Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     (10) On December 28, 2001, we filed on Form 8-K reporting the appointment of Donald Baker as a director. The information was reported pursuant to Item 5.
     (11) On December 6, 2001, we filed on Form 8-K reporting the Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     (12) On November 13, 2001, we filed on Form 8-K/A reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.
     (13) On October 9, 2001, we filed on Form 8-K reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.
     (14) On October 18 2001, we filed on Form 8-K reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.

SIGNATURE
---------

Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 22, 2002      Universal Broadband Communications, Inc.


                                       By  /s/ Mark Ellis
                                       -----------------------------
                                       Mark Ellis
                                       President and
                                       Chief Executive Officer
                                       /Principal Executive Officer



                                       By  /s/ Stephen A. Garcia
                                       ----------------------------
                                       Stephen A. Garcia
                                       Chief Financial Officer
                                       /Principal Financial Officer