Form 10QSB
period 2002-06-30
UNIVERSAL BROADBAND COMMUNICATIONS INC
filed 2002-10-24
CIK 1126561

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549
                          ---------------------

                               FORM 10-QSB
                               -----------

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended June 30, 2002

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

                  For the Quarter ended June 30, 2002

The following financial statements and schedules of the registrant are submitted herewith:

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

                                                              Form 10-QSB
                                                              -----------

Item 1.     Financial Statements:

            Condensed Balance Sheet - June 30, 2002                 3

            Condensed Statements of Operations--for the six and
              three months ended June 30, 2001 and 2002             4

            Condensed Statements of Cash Flows - for the six
              months ended June 30, 2001 and 2002                   5

            Notes to Condensed Financial Statements                 7


Item 2.     Management's Discussion and Analysis or
              Plan of Operations                                   15


PART II - OTHER INFORMATION
---------------------------

                                                                   Page
                                                                   ----

Item 1.     Legal Proceedings                                       21

Item 2.     Changes in the Securities                               21

Item 3.     Defaults Upon Senior Securities                         21

Item 4.     Submission of Matters to Vote of Security Holders       21

Item 5.     Other Information                                       21

Item 6(a).  Exhibits                                                21

Item 6(b).  Reports on Form 8-K                                     22

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                         CONDENSED BALANCE SHEET
                              JUNE 30, 2002
                               (Unaudited)


ASSETS
Current Assets
  Cash and cash equivalents                                 $     47,434
  Accounts receivable, net of allowance of $150,849              898,469
  Other current assets                                           136,799
                                                            ------------

Total current assets                                           1,082,702

Property and equipment, net                                      734,675
Other Long term assets                                            74,295
Intangibles, net                                                 202,598
                                                            ------------

    Total assets                                            $  2,094,270
                                                            ============


LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Current liabilities:
  Accounts payable                                          $    698,355
  Accrued liabilities                                            722,379
                                                            ------------

    Total current liabilities                                  1,420,734

Long term capital lease obligations                              187,223

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value;
  10,000,000 shares authorized,
  1,200 shares issued and outstanding                                 12
Subscription receipts                                             23,200
Common stock, $0.001 par value;
  50,000,000 shares authorized, and
  11,459,193 shares issued and outstanding                        11,459
Additional paid-in capital                                     1,674,854
Accumulated deficit                                           (1,223,212)
                                                            ------------

    Total stockholders' equity                                   486,313
                                                            ------------

    Total liabilities and stockholders' equity              $  2,094,270
                                                            ============




The accompanying notes are an integral part of these unaudited condensed financial statements.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                        Three Months Ended               Six Months Ended
                                              June 30                         June 30
                                       2002            2001            2002            2001
                                   ------------    ------------    ------------    ------------
Net sales                          $  1,266,738    $      -        $  1,556,053    $      -
Cost of services                       (558,726)          -            (698,520)          -
Selling, general and
 administrative expenses               (970,364)           (925)     (1,583,639)         (1,425)
Depreciation and amortization
 expense                                (76,543)          -            (122,882)          -
                                   ------------    ------------    ------------    ------------

        Loss from operations           (338,895)           (925)       (848,988)         (1,425)

Other income (expense):
  Non-cash stock compensation          (295,296)          -            (295,296)
  Other, net                            (69,786)          -              (8,484)          -
                                   ------------    ------------    ------------    ------------

                                       (365,082)          -            (303,780)          -
                                   ------------    ------------    ------------    ------------

    Loss before benefit for
     income taxes                      (703,977)           (925)     (1,152,768)        (1,425)

Income taxes                              -               -               -              -

    Net loss                           (703,977)           (925)     (1,152,768)        (1,425)
                                   ------------    ------------    ------------    ------------

Loss per share - basic and diluted $       (.09)   $      (0.00)   $      (0.15)   $      (0.00)
                                   ============    ============    ============    ============

Weighted average shares -
 basic and diluted                    7,948,839       5,000,000       7,948,839       5,000,000
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

                                  - 4 -

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                         For the Six months ended
                                                                  June 30,
                                                         2002                 2001
                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (1,152,769)        $     (1,425)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation & amortization                         122,882
      Offset billing fees                                  71,517
      Stock-based compensation                             62,500
      Stock-based vendor payments                         302,047
      Expenses paid by affiliate                          101,654                1,425
      Bad Debt expense                                    145,808
    Increase in accounts payable and accrued expenses
      Accounts receivable                                (206,874)
      Other current assets                                (85,985)
      Other assets                                         25,355
      Customer lists                                      (48,000)
    Increase in accounts payable
      Accounts payable                                    698,354
      Accrued expenses                                     22,648
                                                     ------------         ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                59,137                -
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                   (5,190)
                                                     ------------         ------------
  NET CASH USED IN INVESTING ACTIVITIES                    (5,190)
                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Payments on debt                                      (36,034)
    Proceeds from subscription receipts                    23,200
    Proceeds from issuance of preferred stock               4,800
                                                     ------------         ------------
  NET CASH USED IN FINANCING ACTIVITIES                    (8,034)
                                                     ------------         ------------

NET CHANGE IN CASH                                         45,913                -

CASH AND CASH EQUIVALENTS - beginning of period             1,521                -
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS - end of period            $     47,434         $      -
                                                     ============         ============

CASH PAYMENTS

  Income taxes                                       $      -             $      -
                                                     ============         ============

  Interest                                           $     20,617         $      -
                                                     ============         ============


The accompanying notes are an integral part of these unaudited condensed financial statements.
                                  - 5 -

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF CASH FLOWS



NON-CASH ACTIVITY:
During the six months ended June 30, 2002, the Company:

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

     2. The president and sole director of the Company is also the president and a director of Norstar. As described in Note 5, Related Party Transactions (in Notes to Financial Statements), On March 11, 2002, as subsequently amended September 20, 2002, the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Norstar. The Company acquired certain assets, obligations and rights from Norstar valued at $665,261. In consideration, the Company issued 4,186,260 shares of common stock with a value of $901,695 and assumed $21,550 in capital lease liabilities. In addition, the Company's note payable and related interest to Norstar for $257,984 that was payable only out of shares of our common stock valued at $0.21 per share, discussed in Note 5, was retired. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

     3. In January 2002, we issued 300,000 shares of our common stock valued at $62,500 in lieu of cash compensation to Mr. Ellis, our president and chief executive officer.

     4. In January 2002, we issued 135,000 shares of our common stock valued at $6,750 in lieu of cash compensation to vendors for services rendered. Two of the vendors later became employees of the Company: Mr. Richard Dunham (our former chief financial officer), and Ms. Gabrielle Ruelas, our vice president of operations and wife of Mark Ellis.

     5. Norstar paid $119,265 of the Company's operating expenses. These payments included $29,256 in capital lease and interest payments, $10,647 in legal fees, $19,524 in consulting and capital formation and $59,838 in general operating expenses.

     6. Norstar purchased $104,620 of capital equipment for the Company.

     7. The Company purchased software financed with a $288,522 capital lease.

     8. On May 16, 2002, we issued 26,000 shares of our restricted common stock valued at $69,342 in addition to the payment of $55,586 to Monarch Communications, Inc. pursuant to an asset purchase agreement in which we acquired Monarch's direct billing customer base. This issuance of stock resulted in noncash recognition of $69,342 of expense directly attributable to the acquisition.

     9. On May 31, 2002, UBC issued 100,000 shares of our restricted common stock, valued at $267,000, to two individuals, David Golkar and Ray Astanei, in exchange for all of the issued and outstanding stock of Universal Information Services, Inc. This issuance of stock resulted in the noncash recognition of $225,955 of expense, $66,187 of assets and $25,141 of liabilities that are directly attributable to the acquisition.

     10. In June 2002, a billing vendor offset $558,903 of the company's accounts receivable it held against fees and doubtful accounts.


The accompanying notes are an integral part of these financial statements.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                              JUNE 30, 2002



NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

          Nature of Operations
          --------------------
          Universal Broadband Communications, Inc. (the "Company" or "UBC") was incorporated under the laws of the state of Nevada on September 8, 2000 as Beech Corp. On October 4, 2001, the Company effected the name changed.

          Line of Business
          ----------------
          The Company currently provides long distance 1+ dialing services. The Company intends to provide an array of new Voice over Internet Protocol ("VoIP") services, including 1+ dialing, 800 services, and calling card services. VoIP is the transmission of voice-traffic over data networks, an alternative to traditional circuit-switched networks. The Company will provide voice and data communication services, including local and nationwide long distance service; virtual private networks for data and voice; frame, T1 data and voice services; and multi-lingual formats for our entire product line. Future services may include unified communications, Internet offload, voice-activated email and IP fax.

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

          Earnings Per Share
          ------------------
          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of June 30, 2002, the Company has 334,000 options and 300 warrants that would effect loss per share if they were to be dilutive.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                              JUNE 30, 2002



NOTE 3 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-QSB. . Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending
          December 31, 2002.

          The unaudited financial statements include the accounts of Universal Broadband Communications, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of June 30, 2002 and the results of operations and changes in financial position for the three month periods ended June 30, 2002 and 2001.

          Reclassifications
          -----------------
          Certain amounts in the 2001 condensed financial statements have been reclassified to conform to the current year presentation.

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

          Loss Per Common Share
          ---------------------
          The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 334,000 shares of common stock and warrants to purchase 300 shares of common stock at $1.50 and $4.00 per share, respectively, were outstanding at June 30, 2002. The options and warrants were not included in the diluted loss per share calculation for June 2002 because the effects would have been anti-dilutive.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                              JUNE 30, 2002



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

          In January 2002, we issued 110,000 shares of our common stock valued at $5,500 in lieu of cash compensation to vendors for services rendered. These vendors later became employees of the
          Company: Mr. Richard Dunham (our former chief financial officer), and Ms. Gabrielle Ruelas, our vice president of operations and wife of Mark Ellis.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                              JUNE 30, 2002



NOTE 5 -  RELATED PARTY TRANSACTIONS (CONTINUED)

          During the six months ended June 30, 2002, the Company had numerous related party transactions with Norstar. These transactions resulted in a note payable to Norstar for $31,866. The details for these transactions are as follows:

               * Norstar paid $119,265 of the Company's operating expenses. These payments included $29,256 in capital lease and interest payments, $10,647 in legal fees, $19,524 in consulting and capital formation and $59,838 in general operating expenses.

               * Norstar purchased $104,620 of capital equipment for the Company.

               * Norstar loaned $223,126 in cash to the Company. This cash was used by the Norstar to fund payroll and general operating expenses.

               *    The Company loaned $351,977 in cash to Norstar.

               * The Company paid $36,068 of Norstar's operating expenses. These payments included $29,696 in capital formation expenses and $6,372 in general operating expenses.

               * The company was charged $470,156 of carrier usage charges by Norstar. The Company paid Norstar $50,000 for these services.

               * During the six months ended June 30, 2002, Norstar charged the Company $26,432 for servicing direct billing customers in the month of January 2002.

               * During the six months ended June 30, 2002, the Company charged Norstar $66,500 for servicing LEC billing customers from February 4, 2002 to March 10, 2002.

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

          If the Company successfully assumes the office leases, the Company's lease obligations would commence in February 2002. The leases expire on April 30, 2006. Future minimum lease payments pursuant to these leases as well are as follows:

               2002                                    $    408,200
               2003                                         548,792
               2004                                         566,908
               2005                                         587,876
               2006                                         196,699
                                                       ------------
                                                       $  2,308,475
                                                       ============

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                              JUNE 30, 2002



NOTE 7 -  LONG-TERM DEBT

          Our long-term debt consists of the following as of June 30, 2002:

               Capitalized lease obligations           $  363,179
               Less current portion                       175,956
                                                       ----------

               Long-term Debt                          $  187,223
                                                       ==========


          Future maturities of long-term debt are as follows:

               Years Ending December 31:
                    2002                               $   83,520
                    2003                                  194,760
                    2004                                   83,057
                    2005                                    1,842
                    2006                                       --
                                                       ----------

                                                       $  363,179
                                                       ==========

NOTE 8 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

               Computer hardware and software          $  128,523
               Office equipment and other                  55,291
               Capitalized Software                       342,670
               Network equipment                           25,000
               Furniture and fixtures                     219,421
               Leasehold improvements                     128,029
                                                       ----------

                                                          898,934
               Less accumulated depreciation and
                amortization                             (164,259)
                                                       ----------
                                                       $  734,675
                                                       ==========

NOTE 9 -  INTANGIBLES

          Intangibles consists of the following as of June 30, 2002:


               Customer base                           $  355,000
               Less accumulated amortization             (152,402)
                                                       ----------

               Intangibles, net                        $  202,598
                                                       ==========

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                              JUNE 30, 2002

NOTE 10 - ACCRUED LIABILITIES

          Accrued expenses consisted of the following:

               Short term capital lease obligations    $  175,956
               Accrued billing fees                       204,348
               Accrued compensation                       117,513
               Accrued excise taxes                       112,557
               Accrued expenses                           112,005
                                                       ----------
                                                       $  722,379
                                                       ==========

NOTE 11 - SUBSEQUENT EVENTS

          * On September 20, 2002, the Company entered into an Amendment Agreement ("Amendment") to amend the Asset Purchase and Sale Agreements with Norstar ("Agreements"), dated January 02, 2002 and March 11, 2002, mentioned in
               Note 5 and above, respectively. The Amendment specifically identified assets acquired and liabilities assumed pursuant to the previous Agreements and summarizes the transactions that transpired subsequent to the Agreements. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

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

               At a stockholders meeting held on March 5, 2002, the stockholders of Norstar were advised that all of the shares of the Company stock received by Norstar as consideration for the transfer of certain of the Norstar assets to the Company would be distributed by Norstar to its stockholders. Subsequent to the stockholders meeting, the board of directors of Norstar, on September 3, 2002, rescinded the decision to distribute the Company shares received in exchange for Norstar's assets to its stockholders, since the distribution of the Company's stock could be a potential problem with respect to the creditors of Norstar. There is the possibility that the stockholders of Norstar might object to the withdrawal of the distribution statement. It is also possible that the Company could be a party to any claim by the Norstar stockholders, inasmuch as Mark Ellis is the controlling officer and stockholder of both companies. As of the date of this report, no claim has been threatened or asserted. If a claim is made and upheld, then the Company might be required to pay money in the amount determined to be due. In such event, the Company could suffer a cash shortage, which could have a serious impact on business prospects. There is no way to accurately quantify the potential liability.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                              JUNE 30, 2002



NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                              JUNE 30, 2002



NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

          * On August 30, 2002, UBC issued 125,000 shares of our restricted common stock to Cybertel for the purchase of a telecom switch valued at $62,500.

          * On August 30, 2002, the Company entered in to a Independent Client Service Agreement with USM Capital Group, Inc., a consulting group. Under the agreement, USM will provide the Company with consulting and advisory services. In consideration, the Company issued 220,000 shares of common stock valued $0.50 per share. The services to be provided are valued at $110,000.

          * On August 30, 2002, the Company entered in to a Independent Client Service Agreement with Commerce Development Corporation, a consulting group. Under the agreement, Commerce will provide the Company with consulting and advisory services. In consideration, the Company issued 200,000 shares of common stock valued $.050 per share. The services to be provided are valued at $100,000.

          * On September 3, 2002, the Company entered in to a Independent Client Service Agreement with Soltech, Inc., a consulting group. Under the agreement, Soltech will provide the Company with consulting and advisory services. In consideration, the Company issued 100,000 shares of common stock valued $0.50 per share. The services to be provided are valued at $50,000.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis relates to our financial condition and results of operations for the three months ended June 30, 2002. This information should be read in conjunction with the condensed financial statements and notes thereto contained herein, and the combined financial statements and notes contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-QSB.

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

     On April 1, 2002, we entered into an asset purchase agreement with Monarch Communications, Inc., a San Diego based telecommunications provider, for the acquisition of its direct billing customer base and other assets valued at $55,586. In consideration, we issued 26,000 shares of our restricted common stock and paid $55,586 in cash.

     On May 31, 2002, we entered into and agreement to acquire Universal Information Services, Inc., a California based reseller of long distance services with a net value of $41,046. We issued 100,000 shares of our restricted common stock.

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

     During February, 2002, we commenced our operations. With our recent acquisitions of several customer bases, we have begun to implement our business plan and conduct telecommunications operations. Our cash requirements for the next 12 months are estimated to be approximately $170,000 per month. Our current cash flow from operations is not sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, and consequently, we have obtained and will continue to seek additional financing. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing. See "Recent Sales of Unregistered Securities."

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

     Other than in connection with our ongoing acquisition strategy, we do not expect to invest in any new research and development activities, nor do we expect to purchase or sell any significant amounts of plant and/or equipment.

     We had operating losses for each quarter since we began operations in November 2001. The auditor's opinion on our financial statements as of December 31, 2001, calls attention to substantial doubts about our ability to continue as a going concern. This means that they question whether we can continue in business. We are experiencing difficulty in paying our vendors, carriers and lenders on time, and we may continue to experience this difficulty in the future. If we are unable to pay our vendors, carriers and lenders on time, they may stop providing critical services or repossess critical equipment that we need to stay in business.

Our condensed financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a negative working capital as of June 30, 2002. Additionally, we have had minimal positive cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund our business plan or future operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001
-----------------------------------------

NET SALES. Our revenues primarily consist of billings for long distance telephone and pre-paid and post-paid calling cards. Net sales were $1,266,738 for the three months ended June 30, 2002. The increase in sales is attributable to the customer bases acquired in the January 2002 and March 2002 Norstar asset acquisitions mentioned above. This was the first full quarter of revenue from these customer bases. In addition there were minor amounts of revenue realized from the acquired Monarch and UIS customer bases.

COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for the three months ended June 30, 2002 includes primarily direct carrier related costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. SG&A expenses incurred in 2002 are largely due to the operations required to support the customer bases acquired in the Norstar asset acquisitions mentioned above and certain one time integration costs. SG&A in 2002 includes: (1) $110,142 in facilities expense; (2) $292,051 of expense for outbound billing services. We are working with the billing agency to reduce these costs; (3) $103,364 in bad debt expense on our customer accounts; and (4) $305,544 of payroll related expenses.

SG&A expense as a percentage of sales was approximately 76%, which is a significant improvement over the first three months of 2002. As we are in the initial stages of our business plan, we are confident that this ratio of SG&A to sales will improve as our business matures.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the January 2002 and March 2002 Norstar asset acquisitions mentioned above.

OTHER INCOME (EXPENSE). For 2002, other expenses of $365,082 consisted primarily of $295,296 in expense attributable to the Monarch and UIS acquisitions and $54,266 in legal and consulting fees associated with our pursuit of becoming a public company.

We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities.

Three Months Ended June 30, 2001
--------------------------------

There were no operations conducted during the three months ended June 30, 2001. The expenses incurred were insignificant and any analysis would not be meaningful.

Six Months Ended June 30, 2002 and 2001
---------------------------------------

NET SALES. Our revenues primarily consist of billings for long distance telephone and pre-paid and post-paid calling cards. Net sales were $1,156,053 for the six months ended June 30, 2002. The increase in sales is attributable to the customer bases acquired in the January 2002 and March 2002 Norstar asset acquisitions mentioned above. This was the first full quarter of revenue from these customer bases. In addition there were minor amounts of revenue realized from the acquired Monarch and UIS customer bases.

COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for the six months ended June 30, 2002 includes primarily direct carrier related costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. SG&A expenses incurred in 2002 are largely due to the operations required to support the customer bases acquired in the Norstar asset acquisitions mentioned above and certain one time integration costs. Some of the notable costs included in SG&A during the first six months of 2002 include: (1) $207,515 in facilities expense; (2) $350,639 of expense for outbound billing services. We are working with the billing agency to reduce these costs; and (3) $487,849 of payroll related expenses.

Overall SG&A expenses were 102% of revenues. The relatively high ratio of SG&A to revenue is attributable to the initial ramp up of our operations to accommodate the acquisition of the Norstar, Monarch and UIS customer bases. As this ratio significantly improved from 212% for the first three months of 2002, we anticipate these costs to continue to decline as a percentage of revenue as the business matures.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the January 2002 and March 2002 Norstar asset acquisitions mentioned above.

OTHER INCOME (EXPENSE). For 2002, other expenses of $303,780 consisted primarily of $295,296 in expense attributable to the Monarch and UIS acquisitions, $54,266 in legal and consulting fees associated with our pursuit of becoming a public company and $66,500 of fees charged to Norstar for servicing their customer base in February and March of 2002.

We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities.

Six Months Ended June 30, 2001
------------------------------

There were no operations conducted during the six months ended June 30, 2001. The expenses incurred were insignificant and any analysis would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, we generated positive cash flow from operations of approximately $59,136, primarily due to the following:
     * our ability to use our common stock to satisfy $364,547 in expenditures;
     *    $101,654 of expenses being paid for by Norstar; and
     *    deferring $698,354 of payments to our vendors.

If we excluded these from operating cash flows, we have negative operating cash flows for the six months ended June 30, 2002.

Altogether, our net operating, investing and financing activities during the six months ended June 30, 2002 used $13,224 in cash. Our working capital at June 30, 2002 was negative at $(338,031).

Our current liabilities include a total of approximately $470,156 owed to Norstar for underlying carrier costs.

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

Since we have produced negative EBITDA results during the first three months of 2002, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements or public offerings in order to raise the funds needed. The capital markets have proven difficult for telecom companies. There are no assurances that we will be able to raise the capital necessary to fund our current operations and business plan.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. NONE

ITEM 3. DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES. NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. NONE.

ITEM 5. OTHER INFORMATION. NONE.

ITEM 6(a).  EXHIBITS.

EXHIBIT NO.          IDENTIFICATION OF EXHIBIT
-----------          -------------------------

   3.1* Articles of Incorporation of Beech Corp., a Nevada corporation, filed September 8, 2001, described in Exhibit
           3.1 to Form 10SB, filed October 20, 2000.
   3.2* Amendment to the Articles of Incorporation of Beech Corporation changing the corporation's name to Universal Broadband Communications, Inc., filed October 4, 2001, described in Form 8-K, filed October 9, 2001, as amended by Form 8-K/A, filed November 13, 2001.
   3.3* Amendment to the Articles of Incorporation of Universal Broadband Communications, Inc. amending the capital structure and other matters, filed January 24, 2002.
   3.4* Bylaws of Beech Corp., described in Exhibit 3.2 to Form 10SB, filed October 20, 2000.
   3.5*    Bylaws of Universal Broadband Communications, Inc.
   3.6*    Amended Bylaws of Universal Broadband Communications, Inc.
   3.7*    Board of Directors Board Governance and Guidelines
   10.1** Wholesale Services Agreement with Qwest Communications Corporation, dated March 1, 2002.
   10.2* Asset Purchase Agreement with Norstar Communications, Inc., dated November 30, 2001, described in Form 8-K, filed December 6, 2001.
   10.3* Revised Asset Purchase Agreement with Norstar Communications, Inc., dated January 22, 2002, described in Form 8-K/A, filed January 31, 2002.
   10.4* Asset Purchase Agreement with Norstar Communications, Inc., dated March 11, 2002, described in Form 8-K, filed March 11, 2002.
   10.5* Asset Purchase Agreement with Monarch Communications, Inc., dated April 1, 2002, described in Form 8-K, filed April 15, 2002.
   10.6* Stock Exchange Agreement with Universal Information Services, Inc., dated May 31, 2002, described in Form 8-K, filed June 14, 2002.
   10.7*   Infodirections Software License Agreement, dated March 18,
           2002.
   10.8*   Mark Ellis Employment Agreement, dated November 1, 2001.
   10.9*   Harold R. Stokes Employment Agreement, dated November 28,
           2001.
   10.10*  Gabrielle Ruelas Employment Agreement, dated February 1,
           2002.
   10.11* Richard Dunham Employment Agreement, dated May 13, 2002. 10.12* William D. Savage Employment Agreement, dated August 5, 2002. 10.13* Stephen A. Garcia Employment Agreement, dated August 26,
           2002.
   10.14*  Universal Broadband Communications, Inc. 2001 Stock Option
           Plan.
   10.15* Independent Client Service Agreement with Alexander & Wade, Inc., dated August 1, 2002.
   10.16* AWI Global Technologies Inc. Capital Stock Exchange Agreement, dated August 30, 2002.
   10.17* Amendment to Norstar Agreements, dated September 20, 2002. 10.18* Independent Client Service Agreement with USM Capital Group,
           Inc. dated August 30, 2002.
   10.19* Independent Client Service Agreement with Commerce Development Corporation, Ltd. dated August 30, 2002.
   10.20* Independent Client Service Agreement with Soltech, Inc. dated September 3, 2002.
   10.21* Independent Client Service Agreement with Cybertel Communications Corporation dated August 28, 2002.
   99.1    Sarbanes Oxley Act certification

_________
** To be filed
by Amendment

*  Previously filed

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




Dated: October 23, 2002      Universal Broadband Communications, Inc.


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