Form 10QSB
period 2002-09-30
UNIVERSAL BROADBAND COMMUNICATIONS INC
filed 2002-11-19
CIK 1126561

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549

                               FORM 10-QSB

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the quarter ended September 30, 2002

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Common Stock outstanding as of the date of this report, we had 53,428,869 shares of $.001 par value Common Stock. There is currently no trading market for the common stock of Universal Broadband Communications, Inc.


                DOCUMENTS INCORPORATED BY REFERENCE: NONE

                              FORM 10-QSB

                   FINANCIAL STATEMENTS AND SCHEDULES
                UNIVERSAL BROADBAND COMMUNICATIONS, INC.

                For the Quarter ended September 30, 2002

The following financial statements and schedules of the registrant are submitted herewith:

                     PART I - FINANCIAL INFORMATION
                     ------------------------------

                                                              Form 10-QSB
                                                              -----------

Item 1.   Financial Statements:

          Condensed Balance Sheet - September 30, 2002                3

          Condensed Statements of Operations--for the nine and
          three months ended September 30, 2001 and 2002              4

          Condensed Statements of Cash Flows - for the nine
          months ended September 30, 2001 and 2002                    5

          Notes to Condensed Financial Statements                     7


Item 2.   Management's Discussion and Analysis or Plan of Operations 14


PART II - OTHER INFORMATION
---------------------------

                                                                    Page
                                                                    ----

Item 1.   Legal Proceedings                                          20

Item 2.   Changes in the Securities                                  20

Item 3.   Defaults Upon Senior Securities                            20

Item 4.   Submission of Matters to Vote of Security Holders          20

Item 5.   Other Information                                          20

Item 6(a).Exhibits                                                   20

Item 6(b).Reports on Form 8-K                                        21

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                         CONDENSED BALANCE SHEET
                           SEPTEMBER 30, 2002
                               (Unaudited)


ASSETS
Current Assets
  Cash and cash equivalents                                 $        528
  Accounts receivable, net of allowance                        1,024,876
  Other current assets                                           103,355
                                                            ------------

Total current assets                                           1,128,759

Property and equipment, net                                      851,093
Other Long term assets                                            74,295
Intangibles, net                                                 180,720
                                                            ------------

     Total assets                                           $  2,234,867
                                                            ============



LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Current liabilities:
  Accounts payable                                          $    990,559
  Accrued liabilities                                            971,866
                                                            ------------

     Total current liabilities                                 1,962,425

Long term capital lease obligations                              137,362

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value;
  10,000,000 shares authorized,
  13,200 shares issued and outstanding                               132
Common stock, $0.001 par value;
  50,000,000 shares authorized, and
  13,584,193 shares issued and outstanding                        13,584
Additional paid-in capital                                     2,963,110
Accumulated deficit                                           (2,841,746)
                                                            ------------

     Total stockholders' equity                                  135,080
                                                            ------------

     Total liabilities and stockholders' equity             $  2,234,867
                                                            ============




The accompanying notes are an integral part of these unaudited condensed financial statements.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)



                                        Three Months Ended              Nine Months Ended
                                           September 30                    September 30
                                       2002            2001            2002            2001
                                   ------------    ------------    ------------    ------------
Net sales                          $  1,452,245    $      -        $  3,008,298    $      -
Cost of services                       (564,895)          -          (1,263,415)          -
Selling, general and
 administrative expenses             (1,206,042)           (300)     (2,789,681)         (1,725)
Depreciation and amortization
 expense                                (83,812)          -            (206,695)          -
                                   ------------    ------------    ------------    ------------

          Loss from operations         (402,504)           (300)     (1,251,493)         (1,725)

Other income (expense):
  Non-cash stock compensation        (1,180,000)          -          (1,475,297)          -
  Other, net                            (36,029)          -             (44,512)          -
                                   ------------    ------------    ------------    ------------

                                     (1,216,029)          -          (1,519,809)          -
                                   ------------    ------------    ------------    ------------

     Loss before benefit for
      income taxes                   (1,618,533)           (300)     (2,771,303)         (1,725)

Income taxes                              -               -               -               -

      Net loss                       (1,618,533)           (300)     (2,771,302)         (1,725)
                                   ------------    ------------    ------------    ------------

Loss per share - basic and diluted $       (.13)   $      (0.00)   $      (0.26)   $      (0.00)
                                   ============    ============    ============    ============

Weighted average shares -
 basic and diluted                   12,175,226       5,000,000      10,509,768       5,000,000
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

                                  - 4 -

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                         For the Nine months ended
                                                               September 30,
                                                         2002                 2001
                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (2,771,300)        $     (1,725)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation & amortization                         206,694
      Offset billing fees                                  71,517
      Stock-based compensation                             62,500
      Stock-based vendor payments                       1,482,047
      Expenses paid by affiliate                          158,805                1,725
      Bad Debt expense                                    224,026
    Increase in accounts receivable and other assets
      Accounts receivable                                (413,762)
      Other current assets                                (82,781)
      Other assets                                         25,355
      Customer lists                                      (48,000)
    Increase in accounts payable and accrued expenses
      Accounts payable                                    990,560
      Accrued expenses                                    207,093
                                                     ------------         ------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES               112,753                -
                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                  (90,179)
                                                     ------------         ------------
  NET CASH USED IN INVESTING ACTIVITIES                   (90,179)
                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on debt                                      (76,366)
    Proceeds from subscription receipts                    23,200
    Proceeds from issuance of preferred stock              29,600
                                                     ------------         ------------
  NET CASH USED IN FINANCING ACTIVITIES                   (23,566)
                                                     ------------         ------------

NET CHANGE IN CASH                                           (992)               -

CASH AND CASH EQUIVALENTS - beginning of period             1,521                -
                                                     ------------         ------------

CASH AND CASH EQUIVALENTS - end of period            $        529         $      -
                                                     ============         ============

CASH PAYMENTS

  Income taxes                                       $      -             $      -
                                                     ============         ============

 Interest                                            $     34,076         $      -
                                                     ============         ============


The accompanying notes are an integral part of these unaudited condensed financial statements.
                                  - 5 -

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                   CONDENSED STATEMENTS OF CASH FLOWS


NON-CASH ACTIVITY:
During the nine months ended September 30, 2002, the Company:

1. The president and chairman of Universal Broadband Communications, Inc. (the "Company") is also the president and a director of Norstar. As described in Note 5, Related Party Transactions (in Notes to Financial Statements), the Company entered into an asset purchase and sale agreement with Norstar on November 30, 2001, as subsequently amended September 20, 2002. The Company acquired certain assets and rights from Norstar valued at $778,048. In consideration, the Company issued 1,711,933 shares of common stock with a value of $368,739, issued a note payable to Norstar for $257,984 that is payable only out of shares of our common stock valued at $0.21 per share, issued a second note payable to Norstar for $46,545 and assumed $104,780 in capital lease liabilities in January 2002. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

2. The president and chairman of the Company is also the president and a director of Norstar. As described in Note 5, Related Party Transactions (in Notes to Financial Statements), On March 11, 2002, as subsequently amended September 20, 2002, the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Norstar. The Company acquired certain assets, obligations and rights from Norstar valued at $665,261. In consideration, the Company issued 4,186,260 shares of common stock with a value of $901,695 and assumed $21,550 in capital lease liabilities. In addition, the Company's note payable to Norstar for $257,984, and any related interest, that was payable only out of shares of our common stock valued at $0.21 per share, discussed in Note 5, was retired. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

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

5. Norstar paid $ $176,786 of the Company's operating expenses and principle payments on capital leases. These payments included $30,219 in capital lease and interest payments, $10,647 in legal fees, $19,524 in consulting and capital formation and $116,396 in general operating expenses.

6. Norstar purchased  $135,483 of capital equipment for the Company.

7. The Company purchased software financed with a $288,822 capital lease.

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

11. In August 2002, UBC issued 125,000 shares of our common stock valued at $62,500 to Cybertel Communications Corporation in exchange for a telecommunications switch.

12. On August 30, UBC issued 2,000,000 shares of our common stock valued at $1,180,000 pursuant to the acquisition of a shell corporation, AWI Incorporated. This issuance of stock resulted in noncash recognition of $1,180,000 of expense directly attributable to the acquisition.


The accompanying notes are an integral part of these financial statements.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
           NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                           SEPTEMBER 30, 2002


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

Earnings Per Share
------------------
The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2002, the Company has 356,500 options and 13,200 warrants that would effect loss per share if they were to be dilutive.

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


NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                           SEPTEMBER 30, 2002


NOTE 3 - BASIS OF PRESENTATION (CONTINUED)

The unaudited financial statements include the accounts of Universal Broadband Communications, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to fairly present the financial position as of September 30, 2002 and the results of operations and changes in financial position for the three month periods ended September 30, 2002 and 2001.

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

Loss Per Common Share
---------------------
The computation of basic loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 356,500 shares of common stock, warrants to purchase 13,200 shares of common stock $1.50 and $4.00 per share, respectively, were outstanding at September 30, 2002. The options and warrants were not included in the diluted loss per share calculation for September 2002 because the effects would have been anti-dilutive.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                           SEPTEMBER 30, 2002

NOTE 5 - RELATED PARTY TRANSACTIONS

The president and chairman of the Company is also the president and a director of Norstar. The Company entered into an asset purchase and sale agreement with Norstar on November 30, 2001. The Company acquired certain assets and from Norstar valued at $778,048. In consideration, the Company issued 1,711,933 shares of common stock with a value of $368,739, issued a note payable to Norstar for $257,984 that is payable only out of shares of our common stock valued at $0.21 per share, issued a second note payable to Norstar for $46,545 and assumed $104,780 in capital lease liabilities in January 2002. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

The president and chairman of the Company is also the president and a director of Norstar. On March 11, 2002, as subsequently amended September 20, 2002, the Company entered into an Asset Purchase and Sale Agreement ("Agreement") with Norstar. The Company acquired certain assets, obligations and rights from Norstar valued at $665,261. In consideration, the Company issued 4,186,260 shares of common stock with a value of $901,695 and assumed $21,550 in capital lease liabilities. In addition, the Company's note payable and related interest to Norstar for $257,984 that was payable only out of shares of our common stock valued at $0.21 per share was retired. Due to the common control over both the Company and Norstar, the transaction was valued at the historical cost of Norstar's assets.

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

During the nine months ended September 30, 2002, the Company had numerous related party transactions with Norstar. These transactions resulted in a note payable to Norstar for $31,866. The details for these transactions are as follows:

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

     * During the nine months ended September 30, 2002, Norstar charged the Company $26,432 for servicing direct billing customers in the month of January 2002.

     * During the nine months ended September 30, 2002, the Company charged Norstar $66,500 for servicing LEC billing customers from February 4, 2002 to March 10, 2002.

QBE Technologies, Inc paid $70,000 to the Company to occupy office space at the 18200 Von Karman facility. Mr. Ellis is a major shareholder of QBE.

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

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                           SEPTEMBER 30, 2002


If the Company successfully assumes the office leases, the Company's lease obligations would commence in February 2002. The leases expire on April 30, 2006. Future minimum lease payments pursuant to these leases as well are as follows:



     2002                                              $    498,905
     2003                                                   547,846
     2004                                                   567,378
     2005                                                   588,352
     2006                                                   196,700
                                                       ------------
                                                       $  2,399,181
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

NOTE 7 - LONG-TERM DEBT

Our long-term debt consists of the following as of September 30, 2002:

     Capitalized lease obligations                     $    322,476
     Less current portion                                   185,114
                                                       ------------
     Long-term Debt                                    $    137,362
                                                       ============

Future maturities of long-term debt are as follows:

     Years Ending December 31:
          2002                                         $     83,520
          2003                                              194,760
          2004                                               83,057
          2005                                                1,842
          2006                                                   --
                                                       ------------
                                                       $    363,179
                                                       ============

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                           SEPTEMBER 30, 2002



NOTE 8 -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

     Computer hardware and software                    $    135,755
     Office equipment and other                              57,007
     Capitalized Software                                   432,070
     Network equipment                                       87,500
     Furniture and fixtures                                 223,063
     Leasehold improvements                                 141,892
                                                       ------------
                                                          1,077,286
     Less accumulated depreciation and amortization        (226,194)
                                                       ------------
                                                       $    851,093
                                                       ============

NOTE 9 -  INTANGIBLES

Intangibles consists of the following as of September 30, 2002:

     Customer base                                     $    355,000
     Less accumulated amortization                         (174,280)
                                                       ------------
     Intangibles, net                                  $    180,720
                                                       ============

NOTE 10 - ACCRUED LIABILITIES

Accrued expenses consisted of the following:

     Short term capital lease obligations              $    185,114
     Accrued billing fees                                   129,786
     Accrued compensation                                   163,637
     Accrued excise taxes                                   199,028
     Accrued expenses                                       234,301
     Short-term note                                         60,000
                                                       ------------
                                                       $    971,866
                                                       ============

NOTE 11 - SUBSEQUENT EVENTS

On October 22, 2002, the Company borrowed $75,000 from Capri
International, Inc. under a short-term note payable. The note calls for fourteen weekly payments averaging $5,357. The note bears interest at 12% annually compounded on a monthly basis. The total interest is due on December 27, 2002.

On November 4, 2002, the Company borrowed $50,000 from Capri
International, Inc. under a short-term note payable. The note bears interest at 12% annually compounded on a monthly basis. The interest and principal are due on November 30, 2002.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                           SEPTEMBER 30, 2002



NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On November 11, 2002, the Company entered into mutual termination and release agreements for four Independent Client Services. The contractors tendered all shares due to them under the agreement back to the Company, and all shares were cancelled. In a separate agreement between Mark Ellis, UBC president and chairman, and each of the contractors, Mr. Ellis personally paid the shares originally specified under the terminated agreements, and the contractors agreed to provide services to UBC. UBC recognized the value of Mr. Ellis's shares as contributed capital. The following agreements were terminated and renegotiated by Mr. Ellis:

     * On August 28, 2002, the Company entered into a Independent Client Service Agreement with Cybertel. Under this Exchange Agreement, Cybertel will provide the Company with consulting and advisory services. In consideration, the Company issued 1,000,000 shares of common stock. All shares were returned to the company, and Mr. Ellis personally paid 1,000,000 shares under his new agreement with the contractor.

     * On August 30, 2002, the Company entered in to a Independent Client Service Agreement with USM Capital Group, Inc., a consulting group. Under the agreement, USM will provide the Company with consulting and advisory services. In consideration, the Company issued 220,000 shares of common stock. All shares were returned to the company, and Mr. Ellis personally paid 220,000 shares under his new agreement with the contractor.

     * On August 30, 2002, the Company entered in to a Independent Client Service Agreement with Commerce Development Corporation, a consulting group. Under the agreement, Commerce will provide the Company with consulting and advisory services. In consideration, the Company issued 200,000 shares of common stock. All shares were returned to the company, and Mr. Ellis personally paid 200,000 shares under his new agreement with the contractor.

     * On September 3, 2002, the Company entered in to a Independent Client Service Agreement with Soltech, Inc., a consulting group. Under the agreement, Soltech will provide the Company with consulting and advisory services. In consideration, the Company issued 100,000 shares of common stock. All shares were returned to the company, and Mr. Ellis personally paid 100,000 shares under his new agreement with the contractor.

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

Mark Ellis, President and CEO of the Company, gave Alexander & Wade 2,100,000 shares of his personal common stock in satisfaction of the company's obligation to issue 4.99% of outstanding stock mentioned above. The shares were valued at $2,000 by Mr. Ellis. The Company has recorded Mr. Ellis's satisfaction of this obligation as contributed capital in the fourth quarter.

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited) (Continued)
                           SEPTEMBER 30, 2002



NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On October 30, 2002, the Company acquired the assets of New Millennium Development Group, Inc., a Florida corporation (NM). The agreement calls for the Company to issue 5,000,000 shares of the Company's restricted common stock and 49% of the common stock of a subsidiary to be formed by Company in exchange for assets valued at $2,796,000. The Company did not assume any of NM's liabilities. An additional 5,000,000 shares of the Company will be paid if the assets generate in excess of $7,000,000 in revenue during a twelve-month period beginning in December 2002.

On October 31, 2002, Mark Ellis, President and CEO, purchased 5,639 shares of restricted common stock for $15,000.

On November 8, 2002, Mark Ellis, President and CEO, purchased 18,219 shares of restricted common stock for $48,462.

On November 12, 2002, the Company forward split its common stock 4.5 for
1. The record date for ownership was August 29, 2002. The forward split resulted in an additional 38,249,676 shares of restricted common stock being issued.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis relates to our financial condition and results of operations for the three months ended September 30, 2002. This information should be read in conjunction with the condensed financial statements and notes thereto contained herein, and the combined financial statements and notes contained herein as well as the "Cautionary Statement Regarding Forward-Looking Statements" in this Form 10-QSB.

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

We have recently made four acquisitions. On November 30, 2001, we entered into an initial asset purchase and sale agreement with Norstar, a California based telecommunications reseller, for the acquisition of certain assets and rights and obligations of certain leases owned by Norstar, including Norstar's direct billing customer base. The agreement was subsequently amended on January 22, 2002, but with an effective date of January 2, 2002. On September 20, 2002, the agreement was further amended. As finally amended, the customer base and assets acquired by us from Norstar had a combined net value of $778,048. In consideration for the agreement, we:

     1. Issued 1,711,933 shares of our restricted common stock valued at $368,739;

     2. Issued a promissory note in the amount of $257,983, payable only out of shares of our common stock valued at $0.21 per share;

     3. Issued a promissory note in the amount of $46,545, payable only in cash; and

     4. Agreed to assume approximately $104,779 of capital lease liabilities.

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

On August 30, 2002, we executed that certain Capital Stock Exchange Agreement with Cybertel Communications Corp. relating to the purchase of all of the issued and outstanding shares of the capital stock of AWI Global Technologies, Inc., a Nevada corporation, owned by Cybertel Communications Corp. AWI Global Technologies Inc. is a recently formed development stage company with no assets or liabilities. In consideration for the exchange described in the agreement, we conveyed to Cybertel 2,000,000 shares of our common stock, valued at $0.59 per share. The agreement closed on August 30, 2002.

It is contemplated by the parties that certain of the shares of the stock of AWI Global Technologies acquired by us will be spun-off to our stockholders pursuant to a registration statement on Form SB-2 to be filed by us under the Securities Act, as soon as is reasonably possible after the closing, with such shares being freely tradable.

On October 30, 2002, the Company acquired the assets of New Millennium Development Group, Inc., a Florida corporation (NM). The agreement calls for the Company to issue 5,000,000 shares of the Company's restricted common stock and 49% of the common stock of a subsidiary to be formed by Company in exchange for assets valued at $2,796,000. The Company did not assume any of NM's liabilities. An additional 5,000,000 shares of the Company will be paid if the assets generate in excess of $7,000,000 in revenue during a twelve-month period beginning in December 2002.

Our board of directors did not obtain an independent evaluation of any of the above-described transactions. The transactions with Norstar should be considered non-arm's length as Mark Ellis, an officer and director, is also a major stockholder, director and officer of Norstar.

During February, 2002, we commenced our operations. With our recent acquisitions of several customer bases, we have begun to implement our business plan and conduct telecommunications operations. Our cash requirements for the next 12 months are estimated to be approximately $120,000 per month. Our current cash flow from operations is not sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, and consequently, we have obtained and will continue to seek additional financing. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing.

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

The agreement calls for the issuance to Alexander & Wade, for its services under the agreement, 4.99% of our common stock outstanding as a refundable retainer fee prior to completion of the second bullet point above. On November 12, 2002, Mr. Ellis, our President and CEO, gave Alexander Wade 2,100,000 of his personal shares in satisfaction of the stock based fee. In addition, Alexander & Wade is to receive $15,000 per month in cash payments after receipt of an invoice for services provided on a monthly basis. This monthly amount is payable on a weekly basis of $3,750 per week, commencing on Friday, August 2, 2002 and each Friday thereafter until the total amount of $45,000 is paid in full. The payment terms shall expire on or about October 31, 2002.

On October 30, 2002, the Company acquired the assets of New Millennium Development Group, Inc., a Florida corporation (NM). The agreement calls for the Company to issue 5,000,000 shares of the Company's restricted common stock and 49% of the common stock of a subsidiary to be formed by Company in exchange for assets valued at $2,796,000. The agreement calls for the Company to contribute all of the acquired NM assets to the newly formed subsidiary. The Company did not assume any of NM's liabilities. An additional 5,000,000 shares of the Company will be paid if the assets generate in excess of $7,000,000 in revenue during a twelve-month period beginning in December 2002.

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

Our condensed financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and have a negative working capital as of September 30, 2002. Additionally, we have had minimal positive cash flows from operations. For the reasons stated in Liquidity and Capital Resources and subject to the risks referred to in Liquidity and Capital Resources, we cannot assure you that we can raise the money necessary to fund our business plan or future operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
----------------------------------------------

NET SALES. Our revenues primarily consist of billings for long distance telephone and pre-paid and post-paid calling cards. Net sales were $1,452,245 for the three months ended September 30, 2002. The increase in sales is attributable to the customer bases acquired in the January 2002 and March 2002 Norstar asset acquisitions mentioned above. In addition there were minor amounts of revenue realized from the acquired Monarch and UIS customer bases. The quarterly sales levels are slightly higher than the second quarter results included on our Form 10QSB filed on October 24,2002. This is a result of our pursuit of customer various strategies to retain existing customers and exploration of various sales channels to acquire new customers.

COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for the three months ended September 30, 2002 includes primarily direct carrier related costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. SG&A expenses incurred in 2002 are largely due to the operations required to support the customer bases acquired in the Norstar asset acquisitions mentioned above and certain one time integration costs. SG&A in 2002 includes: (1) $106,845 in facilities expense; (2) $292,307 of expense for outbound billing services. We are working with the billing agency to reduce these costs, and we are placing all new customers on internally billed products only; and (3) $390,364 of payroll related expenses.

SG&A expense as a percentage of sales was approximately 83%, which is consistent with the second quarter results reported on Form 10QSB filed on October 24, 2002. As we are in the initial stages of our business plan, we are confident that this ratio of SG&A to sales will improve as our business matures.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the January 2002 and March 2002 Norstar asset acquisitions mentioned above.

OTHER INCOME (EXPENSE). For 2002, other expenses of $1,216,029 consisted primarily of $1,180,000 in expense attributable to the AWI Global
Technologies, Inc. acquisition, $29,090 in interest and $6,939 in other miscellaneous expenses.

We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities.

THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------

There were no operations conducted during the three months ended
September 30, 2001. The expenses incurred were insignificant and any analysis would not be meaningful.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
---------------------------------------------

NET SALES. Our revenues primarily consist of billings for long distance telephone and pre-paid and post-paid calling cards. Net sales were $3,008,298 for the nine months ended September 30, 2002. The increase in sales is attributable to the customer bases acquired in the January 2002 and March 2002 Norstar asset acquisitions mentioned above. This was the first full quarter of revenue from these customer bases. In addition there were minor amounts of revenue realized from the acquired Monarch and UIS customer bases.

COST OF SERVICES. Cost of services includes direct costs for telephone services. Cost of services for telephone services and data services include the cost of service provided by other carriers and miscellaneous costs incurred to provide service. Cost of service for the nine months ended September 30, 2002 includes primarily direct carrier related costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative (SG&A) expenses consist of costs to provide billing and collection of all services, support services for subscribers, cost of the information systems, commissions and the salaries of the personnel to support our operations. SG&A expenses incurred in early on in 2002 were largely due to the operations required to support the customer bases acquired in the Norstar asset acquisitions mentioned above and certain one time integration costs. Some of the notable costs included in SG&A during the first nine months of 2002 include: (1) $311,666 in facilities expense;
(2) $648,947 of expense for outbound billing services. We are working with the billing agency to reduce these costs, and we are placing all new customers on internally billed products only; (3) $924,978 of payroll related expenses; and (4) $115,902 of legal expense.

Overall SG&A expenses were 92.7% of revenues. The relatively high ratio of SG&A to revenue is attributable to the initial ramp up of our operations to accommodate the acquisition of the Norstar, Monarch and UIS customer bases. As this ratio significantly improved from 212% for the first three months of 2002, we anticipate these costs to continue to decline as a percentage of revenue as the business matures.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased primarily due to the property and equipment obtained through the January 2002 and March 2002 Norstar asset acquisitions mentioned above.

OTHER INCOME (EXPENSE). For 2002, other expenses of $1,519,809 consisted primarily of $1,475,296 in expense attributable to the AWI Global, Monarch and UIS acquisitions, $54,366 in legal and consulting fees associated with our pursuit of becoming a public company and $66,500 of fees charged to Norstar for servicing their customer base in February and March of 2002.

We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities.

NINE MONTHS ENDED SEPTEMBER 30, 2001
------------------------------------

There were no operations conducted during the nine months ended September 30, 2001. The expenses incurred were insignificant and any analysis would not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, we generated positive cash flow from operations of approximately $112,753 primarily due to the following:
     * our ability to use our common stock to satisfy $1,482,047 in expenditures;
     *    $158,805 of expenses being paid for by Norstar; and
     *    deferring $990,560 of payments to our vendors.

If we excluded these from operating cash flows, we would have negative operating cash flows for the nine months ended September 30, 2002.

Altogether, our net operating, investing and financing activities during the nine months ended September 30, 2002 used $992 in cash. Our working capital at September 30, 2002 was negative at $(833,666).

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

We do not consistently pay our suppliers and carriers on time, some of which are critical to our operations. Certain vendors and suppliers have given us payment extensions in the past, although there is no guarantee they will do so in the future.

Since we have produced negative EBITDA results during the first nine months of 2002, we will most likely need to achieve positive EBITDA in order to obtain any significant amounts of debt funding to meet our capital expenditure and working capital needs. As such, we will need to complete additional private placements or public offerings in order to raise the funds needed. The capital markets have proven difficult for telecom companies. There are no assurances that we will be able to raise the capital necessary to fund our current operations and business plan.

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

Year Ending December 31,             Operating lease        Capital         Total minimum
                                       obligations           lease            long-term
                                                          obligations        obligations

2002                                   $    498,905     $    190,472       $    689,377
2003                                        547,846          235,760            783,606
2004                                        567,378           89,533            656,911
2005                                        588,352            1,927            590,279
2006                                        196,700               --            196,700
Thereafter                                       --               --                 --
                                       ------------     ------------       ------------
Total future minimum long-term
obligations                            $  2,399,181     $    517,692       $  2,916,873
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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS. NONE

ITEM 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES. NONE

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. NONE.

ITEM 5.   OTHER INFORMATION. NONE.

ITEM 6(a).     EXHIBITS.

EXHIBIT NO.          IDENTIFICATION OF EXHIBIT
-----------          -------------------------

  3.1* Articles of Incorporation of Beech Corp., a Nevada corporation, filed September 8, 2001, described in Exhibit 3.1 to Form 10SB, filed October 20, 2000.
  3.2* Amendment to the Articles of Incorporation of Beech Corporation changing the corporation's name to Universal Broadband Communications, Inc., filed October 4, 2001, described in Form 8-K, filed October 9, 2001, as amended by Form 8-K/A, filed November 13, 2001.
  3.3* Amendment to the Articles of Incorporation of Universal Broadband Communications, Inc. amending the capital structure and other matters, filed January 24, 2002.
  3.4* Bylaws of Beech Corp., described in Exhibit 3.2 to Form 10SB, filed October 20, 2000.
  3.5*    Bylaws of Universal Broadband Communications, Inc.
  3.6*    Amended Bylaws of Universal Broadband Communications, Inc.
  3.7*    Board of Directors Board Governance and Guidelines
  4.1*    Employee Stock Incentive Plan for the year 2002 described in
          Exhibit 4.1 of Form S-8, filed November 5, 2002
  10.1** Wholesale Services Agreement with Qwest Communications Corporation, dated March 1, 2002.
  10.2* Asset Purchase Agreement with Norstar Communications, Inc., dated November 30, 2001, described in Form 8-K, filed December 6, 2001.
  10.3* Revised Asset Purchase Agreement with Norstar Communications, Inc., dated January 22, 2002, described in Form 8-K/A, filed January 31, 2002.
  10.4* Asset Purchase Agreement with Norstar Communications, Inc., dated March 11, 2002, described in Form 8-K, filed March 11, 2002.
  10.5* Asset Purchase Agreement with Monarch Communications, Inc., dated April 1, 2002, described in Form 8-K, filed April 15, 2002.
  10.6* Stock Exchange Agreement with Universal Information Services, Inc., dated May 31, 2002, described in Form 8-K, filed June 14, 2002.
  10.7*   Infodirections Software License Agreement, dated March 18,
          2002.
  10.8*   Mark Ellis Employment Agreement, dated November 1, 2001.
  10.9*   Harold R. Stokes Employment Agreement, dated November 28, 2001.
  10.10* Gabrielle Ruelas Employment Agreement, dated February 1, 2002. 10.11* Richard Dunham Employment Agreement, dated May 13, 2002.
  10.12*  William D. Savage Employment Agreement, dated August 5, 2002.

EXHIBIT NO.          IDENTIFICATION OF EXHIBIT
-----------          -------------------------
  10.13* Stephen A. Garcia Employment Agreement, dated August 26, 2002. 10.14* Universal Broadband Communications, Inc. 2001 Stock Option
          Plan.
  10.15* Independent Client Service Agreement with Alexander & Wade, Inc., dated August 1, 2002.
  10.16* AWI Global Technologies Inc. Capital Stock Exchange Agreement, dated August 30, 2002.
  10.17* Amendment to Norstar Agreements, dated September 20, 2002. 10.18* Independent Client Service Agreement with USM Capital Group,
          Inc. dated August 30, 2002.
  10.19* Independent Client Service Agreement with Commerce Development Corporation, Ltd. dated August 30, 2002.
  10.20* Independent Client Service Agreement with Soltech, Inc. dated September 3, 2002.
  10.21* Independent Client Service Agreement with Cybertel Communications Corporation dated August 28, 2002.
  10.22* Asset Purchase Agreement with New Millennium Development Group, Inc. dated October 25, 2002, described in Exhibit 10.22 in Form 8-K, filed November 15, 2002.
  99.1    Sarbanes Oxley Act certification
* Previously filed
** To be filed
by Amendment

ITEM 6(b). REPORTS ON FORM 8-K.

     1. On November 15, 2002, we filed on Form 8-K reporting the acquisition of New Millennium Development Group, Inc.'s assets. The information was reported pursuant to Item 2.
     2. On November 6, 2002, we filed on Form 8-K reporting a forward stock split. The information was reported pursuant to Item 5.
     3. On November 1, 2002, we filed on Form 8-K reporting changes in our certifying accountant. The information was reported pursuant to Item 4.
     4. On October 2, 2002, we reported the amendment to the two Asset Purchase and Sale Agreements with Norstar Communications, Inc. dated January 2, 2002 and March 11, 2002, respectively, as a result of that certain Amendment to Norstar Agreements dated September 20, 2002.
     5. On September 11, 2002, we reported the execution on August 30, 2002 of that certain Capital Stock Exchange Agreement with Cybertel Communications Corp. relating to the purchase from Cybertel of all of the issued and outstanding shares of the capital stock of AWI Global Technologies Inc.
     6. On September 6, 2002, we reported the election, on August 27, 2002, of William D. Savage and Stephen A. Garcia to our board of directors, and the employment, on August 5, 2002, of William
          D. Savage as our chief operating officer, and the employment, on August 26, 2002, of Stephen A. Garcia as our chief financial officer.
     7. On August 22, 2002, we reported the resignation of Donald S. Baker as a director on May 30, 2002, and the resignation of Richard Dunham as a director on August 21, 2002 under Item 6, and under Item 5, the removal of Harold Stokes as a director on March 11, 2002.
     8. On June 14, 2002, we filed on Form 8-K reporting the Stock Exchange Agreement with Universal Information Services, Inc. under Item 2.
     9. On April 15, 2002, we filed on Form 8-K reporting the Asset Purchase Agreement with Monarch Communications, Inc. under
          Item 2.
     10. On March 11, 2002, we filed on Form 8-K reporting a second Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     11. On January 31, 2002, we filed on Form 8-K/A reporting the Revise Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     12. On December 28, 2001, we filed on Form 8-K reporting the appointment of Donald Baker as a director. The information was reported pursuant to Item 5.
     13. On December 6, 2001, we filed on Form 8-K reporting the Asset Purchase and Sale Agreement with Norstar Communications, Inc. under Item 2.
     14. On November 13, 2001, we filed on Form 8-K/A reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.
     15. On October 9, 2001, we filed on Form 8-K reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.
     16. On October 18 2001, we filed on Form 8-K reporting an amendment to our articles of incorporation, changing our name to Universal Broadband Communications, Inc. The information was reported pursuant to Item 5.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 19, 2002     Universal Broadband Communications, Inc.


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