Form 10KSB/A
period 2001-12-31
UNIVERSAL BROADBAND COMMUNICATIONS INC
filed 2002-11-29
CIK 1126561

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-KSB/A

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
                           Yes   X     No
                               -----     -----

As of the date of this report, we had 64,983,543 shares of common stock outstanding. There is currently no trading market for the common stock of Universal Broadband Communications, Inc.

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

Item 14.       Controls and Procedures

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1-934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Form 10-KSB include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in revenue, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing.

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

                                 PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 2. DESCRIPTION OF PROPERTY.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 3. LEGAL PROCEEDINGS.
Incorporated by reference to Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 7. FINANCIAL STATEMENTS.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 10. EXECUTIVE COMPENSATION.
Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Incorporated by reference to Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) List of Documents Filed with this Report.




          Exhibit No.          Identification of Exhibit
          -----------          -------------------------


             99.1*      Certification of Mark Ellis, CEO, pursuant to
                        18 U.S.C. Subsection 1350 as adopted pursuant to Subsection 906 of the Sarbanes-Oxley Act of 2002.
             99.2* Certification of Stephen A. Garcia, CFO, pursuant to 18 U.S.C. Subsection 1350 as adopted pursuant to Subsection 906 of the Sarbanes-Oxley Act of 2002.
          ____________
          *Filed herewith.




(b) Reports on Form 8-K.
    Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 14. CONTROLS AND PROCEDURES


     (1)  Evaluation of Disclosure Controls and Procedures

          The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of November 29, 2002, and they have concluded that these controls and procedures are effective.

     (2)  Changes in Internal Controls

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 29, 2002.

                               SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNIVERSAL BROADBAND
                          COMMUNICATIONS, INC



Date:  November 29, 2002            By /s/  Mark Ellis
                                     ------------------------------------
                                     Mark Ellis, President and Chief
                                     Executive Officer





In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.



    SIGNATURE                      TITLE                       DATE
    ---------                      -----                       ----

/s/  Mark Ellis         President and Chief Executive   November 29, 2002
-----------------------           Officer
MARK ELLIS


/s/  William D. Savage  Chief Operating Officer and     November 29, 2002
-----------------------           Director
WILLIAM D. SAVAGE


/s/  Stephen A. Garcia  Chief Financial Officer and     November 29, 2002
-----------------------           Director
STEPHEN A. GARCIA

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000




Incorporated by reference to Registrant's report on Form 10KSB dated October 15, 2002.