Form 10KSB/A
period 2001-12-31
UNIVERSAL BROADBAND COMMUNICATIONS INC
filed 2002-12-05
CIK 1126561

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-KSB/A-2

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

As of the date of this report, we had 59,524,685 shares of common stock outstanding. There is currently no trading market for the common stock of Universal Broadband Communications, Inc.

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




(b)  Reports on Form 8-K.
     Incorporated by reference of Registrant's report on Form 10KSB dated October 15, 2002.

ITEM 14. CONTROLS AND PROCEDURES


     (1)  Evaluation of Disclosure Controls and Procedures

          The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of December 5, 2002, and they have concluded that these controls and procedures are effective.

     (2)  Changes in Internal Controls

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to December 5, 2002.

                               SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL BROADBAND
                                   COMMUNICATIONS, INC



Date:  December 5, 2002            By /s/  Mark Ellis
                                     ------------------------------------
                                     Mark Ellis, President and Chief
                                     Executive Officer





In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.



    SIGNATURE                      TITLE                       DATE
    ---------                      -----                       ----

/s/  Mark Ellis         President and Chief Executive    December 5, 2002
-----------------------           Officer
MARK ELLIS


/s/  William D. Savage  Chief Operating Officer and      December 5, 2002
-----------------------           Director
WILLIAM D. SAVAGE


/s/  Stephen A. Garcia  Chief Financial Officer and      December 5, 2002
-----------------------           Director
STEPHEN A. GARCIA

                UNIVERSAL BROADBAND COMMUNICATIONS, INC.
                         (FORMERLY BEECH CORP.)
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000




Incorporated by reference to Registrant's report on Form 10KSB dated October 15, 2002.